Form 10-Q
period 1998-06-30
COM21 INC
filed 1998-08-05
CIK 945379

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                        COMMISSION FILE NUMBER: 000-2409

                            ------------------------

                                  COM21, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3201698
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

                                750 TASMAN DRIVE
                           MILPITAS, CALIFORNIA 95035
                                 (408) 953-9100
(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF THE
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes     [ ] No

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 18,524,205 as of June 30, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  COM21, INC.

                                     INDEX

                                                              PAGE
                                                              ----
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
        Condensed Balance Sheets -- June 30, 1998 and
  December 31, 1997.........................................    3
        Condensed Statements of Operations -- Three and Six
        Month periods ended June 30, 1998 and 1997..........    4
          Statements of Cash Flows -- Six Months Ended June
        30, 1998 and 1997...................................    5
          Notes to Financial Statements.....................    6
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    9

PART II: OTHER INFORMATION
Item 1. Legal Proceedings...................................   25
Item 2. Changes in Securities and Use of Proceeds...........   25
Item 3. Defaults Upon Senior Securities.....................   26
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   26
Item 5. Other Information...................................   26
Item 6. Exhibits and Reports on Form 8-K....................   26
        Signatures..........................................   27
        Exhibit Index

     This report contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and elsewhere in this report.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  COM21, INC.

                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Current assets:
  Cash and cash equivalents.................................  $ 68,383      $ 17,950
  Accounts receivable (net of allowance of $440 and $121 at
     June 1998 and December 1997, respectively).............     5,724         5,036
  Inventories...............................................     2,889         2,643
  Prepaid expenses and other................................     1,022           430
                                                              --------      --------
          Total current assets..............................    78,018        26,059
Investments.................................................     5,030            --
Property and equipment, net.................................     5,160         5,311
Other assets................................................       202           203
                                                              --------      --------
          Total assets......................................  $ 88,410      $ 31,573
                                                              ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,292      $  2,832
  Accrued compensation and related benefits.................       948           871
  Deferred revenue..........................................     1,141         1,004
  Other current liabilities.................................     1,409           619
  Current portion of capital lease and debt obligations.....     1,305         1,210
                                                              --------      --------
          Total current liabilities.........................     9,095         6,536
Deferred rent...............................................       270           246
Non-current portion of capital lease obligations............     1,196         1,320
Debt obligations............................................       103           188
                                                              --------      --------
          Total liabilities.................................    10,664         8,290
                                                              --------      --------
Stockholders' equity:
  Convertible preferred stock:
     Series A-G; $0.001 par value; 5,000,000 shares and
      22,000,000 shares authorized at June 30, 1998 and
      December 31, 1997, respectively; none and 9,957,604
      issued and outstanding at June 30, 1998 and December
      31, 1997, respectively................................        --            10
     Common stock, $0.001 par value, 40,000,000 shares and
      35,000,000 shares authorized at June 30, 1998 and
      December 31, 1997, respectively; 18,524,205 and
      2,772,139 issued and outstanding at June 30, 1998 and
      December 31, 1997, respectively.......................        19             3
     Additional paid-in capital.............................   121,593        58,722
     Deferred stock compensation............................       (99)         (116)
     Accumulated deficit....................................   (43,767)      (35,336)
                                                              --------      --------
          Total stockholders' equity........................    77,746        23,283
                                                              --------      --------
          Total liabilities and stockholders' equity........  $ 88,410      $ 31,573
                                                              ========      ========

                       See notes to financial statements.

                                  COM21, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Revenues:
  Product revenues..................................  $ 8,711    $ 2,878    $15,731    $ 2,878
  License fees -- related party.....................       --         --         --        500
                                                      -------    -------    -------    -------
Total revenues......................................    8,711      2,878     15,731      3,378
Cost of product revenues............................    5,778      1,520     10,454      1,520
                                                      -------    -------    -------    -------
Gross profit........................................    2,933      1,358      5,277      1,858
                                                      -------    -------    -------    -------

Operating expenses:
  Research and development..........................    4,392      3,041      8,670      6,169
  Sales and marketing...............................    2,304      1,145      4,107      2,015
  General and administrative........................      815        405      1,395        772
                                                      -------    -------    -------    -------
          Total operating expenses..................    7,511      4,591     14,172      8,956

Loss from operations................................   (4,578)    (3,233)    (8,895)    (7,098)
Total other income (expense)........................      379        (18)       473         19
                                                      -------    -------    -------    -------
Loss before income taxes............................   (4,199)    (3,251)    (8,422)    (7,079)
Provision for income taxes..........................       --         12          9         12
                                                      -------    -------    -------    -------
Net loss............................................  $(4,199)   $(3,263)   $(8,431)   $(7,091)
                                                      =======    =======    =======    =======
Net loss per share, basic and diluted...............  $ (0.28)   $ (0.36)   $ (0.61)   $ (0.79)
                                                      =======    =======    =======    =======
Shares used in computation, basic and diluted.......   14,989      8,963     13,722      8,936
                                                      =======    =======    =======    =======

                       See notes to financial statements.

                                  COM21, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
CASH USED IN OPERATING ACTIVITIES:
  Net loss..................................................  $(8,431)   $(7,091)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................    1,623        843
     Deferred rent..........................................       24        115
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (688)    (1,458)
       Inventories..........................................     (246)    (1,862)
       Prepaid expenses and other...........................     (377)      (137)
       Other assets.........................................        1        (14)
       Accounts payable.....................................    1,460        709
       Accrued compensation and related benefits............       77        138
       Deferred revenue.....................................      137         37
       Other current liabilities............................      790         91
                                                              -------    -------
     Net cash used in operating activities..................   (5,630)    (8,629)
                                                              -------    -------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of long term investments........................   (5,030)        --
  Purchases of property and equipment.......................   (1,001)      (563)
                                                              -------    -------
                                                               (6,031)      (563)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............   62,877        110
  Proceeds from issuance of debt obligations................       --      2,100
  Repayments under capital lease obligations................     (536)      (349)
  Repayments on debt obligations............................     (247)       (63)
                                                              -------    -------
Net cash provided by financing activities...................   62,094      1,798
                                                              -------    -------

Net change in cash and cash equivalents.....................   50,433     (7,394)
Cash and cash equivalents at beginning of period............   17,950     12,427
                                                              -------    -------
Cash and cash equivalents at end of period..................  $68,383    $ 5,033
                                                              =======    =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital lease.......  $   454    $   544
                                                              =======    =======
  Deferred stock compensation...............................  $     -    $    40
                                                              =======    =======
  Assets acquired through lease financing...................  $   215    $    --
                                                              =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes................................  $     9    $    12
                                                              =======    =======
  Cash paid for interest....................................  $   177    $   161
                                                              =======    =======

                       See notes to financial statements.

                                  COM21, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business -- Com21, Inc. (the "Company") was incorporated in Delaware in June 1992. The Company designs, develops, markets and sells value-added, high-speed communications solutions for the broadband access market. During 1997, the Company exited the development stage for financial reporting purposes as it completed its initial product development activities and commenced shipping product.

     Unaudited Interim Financial Statements -- The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

     The results of operations for the three and six months ended June 30, 1998 may not necessarily be indicative of the results to be expected for the fiscal year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (No. 333-48107), including the related prospectus dated May 21, 1998 as filed with the SEC.

     Net Loss Per Share -- In the fourth quarter of 1997, the Company adopted the SFAS No. 128, "Earnings Per Share" which requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted average of common shares outstanding for the period. In addition, all outstanding shares of preferred stock that were converted to shares of common stock in the initial public offering are included in the computation of outstanding common shares even when the effect is anti-dilutive. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase convertible preferred stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. EPS for all periods have been computed in accordance with SFAS No. 128.

     Recently Adopted Accounting Standards -- In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" requiring an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the periods presented, net loss and comprehensive loss were the same.

 2. INVESTMENTS

     The Company invests certain of its excess cash in debt instruments of the U.S. government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered short-term investments and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company classifies investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     At June 30, 1998 the Company's investments were all classified as available-for-sale and consisted primarily of obligations of the U.S. government ($30,421,000) and U.S. corporate securities ($33,737,000).

                                  COM21, INC.

                                 JUNE 30, 1998
                                  (UNAUDITED)

As of June 30, 1998, $5,030,000 of the Company's investments are due between one and five years. Unrealized gains and losses during the period were not material.

 3. INVENTORIES

     Inventories consist of:

                                                         JUNE 30,    DECEMBER 31,
                                                           1998          1997
                                                         --------    ------------
                                                              (IN THOUSANDS)
Raw materials and sub-assemblies.......................   $  546        $  633
Work-in-process........................................    1,098           980
Finished goods.........................................    1,245         1,030
                                                          ------        ------
                                                          $2,889        $2,643
                                                          ======        ======

 4. STOCKHOLDERS' EQUITY

     In May, 1998, the Company completed its initial public stock offering and issued 5,750,000 shares (including 750,000 shares issued in connection with the exercise of the underwriters' allotment option) of its Common Stock to the public at a price of $12.00 per share. The Company received net proceeds of approximately $62.8 million in cash. As of the closing date of the offering, all of the convertible preferred stock outstanding was converted into an aggregate of 9,957,604 shares of common stock.

 5. LITIGATION

     In 1997 the Company received a written notice from Hybrid Networks, Inc. ("Hybrid") in which Hybrid claimed to have patent rights in certain cable modem technology and requested that the Company review its own products in light of Hybrid's alleged patent rights to U.S. Patent No. 5,586,121 (the "121 patent") issued on December 17, 1996 and entitled "Asymmetric Hybrid Access System and Method" and U.S. Patent No. 5,347,304 (the "304 patent") issued on September 13, 1994 and entitled "Remote Link Adapter for Use in TV Broadcast Data Transmission Systems" (collectively, the "Hybrid patents"). The Company informed Hybrid that it believes that the Company's products do not infringe any valid claim of the Hybrid patents. In January 1998, Hybrid filed an action against the Company in the U.S. District Court for the Eastern District of Virginia, accusing the Company of willfully infringing the Hybrid patents, among other claims. Subsequently, the Company filed suit for declaratory relief against Hybrid in the U.S. District Court for the Northern District of California asserting that it does not infringe the Hybrid patents and that the Hybrid patents are invalid. The Company then filed a motion in the Virginia District Court to transfer the action filed by Hybrid to the Northern District of California, and that motion was granted and the actions were consolidated in the Northern District of California on April 29, 1998. Hybrid's complaint seeks injunctive relief and unspecified damages, among other relief. Hybrid's complaint also identifies a pending application for reissuance of the 304 patent to broaden the scope of its claims, which the U.S. Patent and Trademark Office has allowed for reissuance with respect to certain claims, and states that once the reissue application is issued, it will be substituted for the 304 patent in the action. On April 21, 1998, the 304 patent was reissued; however, to date Hybrid has not moved to amend its complaint. Formal discovery commenced on July 17, 1998. The Company has received opinions of its patent counsel that the claims of the Hybrid patents, including the claims set forth in Hybrid's 304 patent as reissued, are either invalid or not infringed by the Company's products. However, there can be no assurance that some or all of the Company's products will not ultimately be determined to infringe the Hybrid patents, including the 304 patent as reissued, and the Company anticipates that Hybrid will continue to pursue litigation with respect to these claims. The results of any

                                  COM21, INC.

                                 JUNE 30, 1998
                                  (UNAUDITED)

litigation matter are inherently uncertain. In the event of an adverse result in the Hybrid litigation, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to the Company's products, the Company could be required to pay substantial damages, including treble damages if the Company is held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. There can be no assurance that licenses will be available from Hybrid, or any other third party that asserts intellectual property claims against the Company, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, there can be no assurance that the Hybrid matter will not have a material adverse effect on the Company's business, operating results and financial condition. Because of the early stage of this litigation, and because Hybrid has sought unspecified damages, neither the ultimate outcome of this litigation nor any costs and payments resulting from the litigation or any settlement can presently be determined. Accordingly, no provision for any loss which may result from the Hybrid litigation has been recorded in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this discussion and analysis, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including the Company's Registration Statement on Form S-1 (No. 333-48107) and the related prospectus dated May 21, 1998 as filed with the SEC, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's financial statements and notes thereto.

OVERVIEW

     Com21, Inc. (the "Company" or "Com21") designs, develops, markets and sells value-added, high-speed communications solutions for the broadband access market. The Company's ComUNITY Access system enables cable operators to provide high-speed, cost-effective Internet access to corporate telecommuter, small office/home office ("SOHO") and residential users in the U.S. and internationally, and enables them to address the distinct price, performance, security and other needs of these different end-user groups. Com21's products include headend equipment, subscriber cable modems, network management software and noise containment technologies.

     The Company was incorporated in June 1992. From inception through April 1997, the Company's operating activities related primarily to establishing a research and development organization, testing prototype designs, building application-specific integrated circuit ("ASIC") design infrastructure, commencing the staffing of marketing, sales and field service and technical support organizations and establishing manufacturing relationships. Since the Company's first customer shipment in April 1997, the Company has also focused on commencing trials with cable operators, developing customer relationships, marketing the Com21 brand, investing in field service and customer support, continuing to develop new products and technologies and to enhance existing products. Since inception, the Company has incurred significant losses and, as of June 30, 1998, had an accumulated deficit of $43.8 million. See "Risk
Factors -- Limited Operating History; History of Losses; No Assurance of Profitability."

     The Company's revenues consist primarily of sales of headend equipment, cable modems and, to a lesser extent, the licensing of network management software. The Company recognizes revenue upon commercial shipment of its products. As the cable operators that purchase the Company's products make data-over-cable services broadly available to their customers, the Company expects its product mix to shift more heavily toward sales of cable modems. Pursuant to a Technology License and Reseller Agreement with 3Com (the "3Com Agreement"), the Company received certain non-refundable technology fees in the quarters ended June 30, 1996 and March 31, 1997. In addition, the terms of the 3Com Agreement provide that, until December 31, 1998, 3Com is obligated to pay a per unit royalty fee on sales by 3Com of the first 100,000 cable modems incorporating the Company's technology. 3Com prepaid $1.0 million of this obligation in April 1996, and the Company recorded this payment as deferred revenue. The Company will earn such revenues on the earlier of (i) the sale of the Company's cable modems by 3Com or (ii) at the expiration of the royalty period on December 31, 1998. Through June 30, 1998 an aggregate of approximately $1.5 million has been recognized as technology licensing fees and royalties pursuant to this agreement.

     To date, gross margin on sales of headend and related equipment and software licenses has been significantly higher than gross margin on sales of cable modems. The Company expects to experience decreasing average selling prices of its cable modems due to greater competition and price sensitivity of cable modem sales particularly as interoperable MCNS/DOCSIS-compliant products become widely available from multiple vendors.

     Com21 tests and assembles the ComCONTROLLER headend equipment in the Company's facility in Milpitas, California. Com21 outsources turnkey manufacturing of the ComPORT cable modem to Celestica, a contract manufacturer located in Toronto, Canada. The Company has taken, and continues to take, steps to reduce the manufacturing costs of its cable modem products by consolidating functionality and component parts into ASICs, making them easier to manufacture, using parts the Company believes will be sold in high volume by a number of vendors. The Company is also working with Celestica to facilitate more efficient manufacturing of the Company's cable modems and to enable Com21 to benefit from Celestica's volume purchasing capability. However, there can be no assurance that such cost-reduction efforts will be successful. See "Risk Factors -- Need to Reduce Cost of Modems" and "Risk Factors -- Limited Manufacturing Experience; Dependence on Third Party Manufacturing."

     Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of headend equipment, cable modems and network management software. As of June 30, 1998, all research and development costs had been expensed as incurred. The Company believes that continued investment in research and development is critical to attaining its strategic product and cost reduction objectives and, as a result, expects these expenses to increase in absolute dollars in the future. Sales and marketing expenses consist of salaries and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade show and promotional expenditures. The Company intends to pursue sales and marketing campaigns aggressively and therefore expects these expenses to increase significantly in absolute dollars in the future. In addition, the Company expects that it may be required to devote resources to the development of a retail or other end user sales channel, which would also result in an increase in sales and marketing expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, accounting and administrative personnel, recruiting expenses, professional fees and other general corporate expenses. The Company expects general and administrative expenses to increase in absolute dollars as the Company incurs legal costs related to its defense of the Hybrid litigation, adds personnel and incurs additional costs related to the growth of its business and operation as a public company. One of the Company's challenges to future success is its ability to attract and retain qualified personnel which is partly dependent on the compensation package the Company can offer these personnel. An important component of the compensation package offered by the Company is the grant of stock options. See "Risk Factors -- Dependence on Key Personnel and Hiring of Additional Personnel."

     The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including its financial systems. The Company also relies, directly or indirectly, on the external systems of business enterprises such as customers and suppliers. Despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve such impact without disruption of its business or without incurring significant expense. Based on the information currently available, the Company believes that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the Company's business, operating results and financial condition in any given year. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company's business, operating results and financial condition could be materially adversely affected through disruption in the operation of the enterprises with which the Company interacts. See "Risk Factors -- Year 2000 Compliance."

     The Company did not commence product shipments until April 1997, and, as a result, has a limited operating history upon which investors may evaluate the Company and its prospects. The Company has incurred net losses since its inception and expects to continue to operate at a loss through at least fiscal 1999. As of June 30, 1998, the Company had an accumulated deficit of approximately $43.8 million. Because the market for the Company's products is new and evolving, the Company cannot accurately predict the future growth rate, if any, or the ultimate size of the data-over-cable market. To achieve profitable operations on a continuing basis, the Company must successfully design, develop, test, manufacture, introduce, market and distribute its products on a broad commercial basis. There can be no assurance that the Company will ever achieve profitability. The Company's ability to generate future revenues will depend on a number of factors, many of which are beyond the Company's control. Such factors include the rate at which cable operators upgrade their cable infrastructures, the ability of the Company and cable operators to coordinate timely and effective marketing campaigns with the availability of such upgrades, the success of the cable operators in marketing data-over-cable services and the Company's modems to subscribers, the prices that the cable operators set for data transmission installation service and the installation of subscriber site equipment, and the rate at which the cable operators can complete the installations required to initiate service for new subscribers. As a result of the foregoing factors, the Company is unable to forecast its revenues or the rate at which the Company's systems will be adopted by cable operators with any degree of accuracy. Accordingly, there can be no assurance that the Company will ever achieve, or be able to sustain, profitability. See "Risk Factors -- Limited Operating History; History of Losses; No Assurance of Profitability."

     From time to time, third parties, including competitors of the Company, have asserted patent, copyright and other intellectual property rights to technologies that are important to the Company. In 1997 the Company received a written notice from Hybrid in which Hybrid claimed to have patent rights in certain cable modem technology and requested that the Company review its own products in light of Hybrid's alleged patent rights. In January 1998, Hybrid filed an action against the Company in the U.S. District Court for the Eastern District of Virginia, accusing the Company of willfully infringing the Hybrid patents, among other claims. Subsequently, the Company filed suit for declaratory relief against Hybrid in the U.S. District Court for the Northern District of California asserting that it does not infringe the Hybrid patents and that the Hybrid patents are invalid. The Company then filed a motion in the Virginia District Court to transfer the action filed by Hybrid to the Northern District of California, and that motion was granted and the actions were consolidated in the Northern District of California on April 29, 1998. Hybrid's January, 1998 complaint seeks injunctive relief and unspecified damages, among other relief. Hybrid's complaint also identifies a pending application for reissuance of the 304 patent to broaden the scope of its claims, which the U.S. Patent and Trademark Office has allowed for reissuance with respect to certain claims, and states that once the reissue application is issued, it will be substituted for the 304 patent in the action. On April 21, 1998, the 304 patent was reissued; however, to date Hybrid has not moved to amend its complaint. Formal discovery commenced on July 17, 1998. The Company has received opinions of its patent counsel that the claims of the Hybrid patents are either invalid or not infringed by the Company's products. However, there can be no assurance that some or all of the Company's products will not ultimately be determined to infringe the Hybrid patents, and the Company anticipates that Hybrid will continue to pursue litigation with respect to these claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in the Hybrid litigation, the Company could be required to pay substantial damages, including treble damages if the Company is held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. There can be no assurance that licenses will be available from Hybrid on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, Celestica, a contract manufacturer for the Company, has been named in the suit and the Company has agreed to indemnify Celestica for costs related to this litigation. Accordingly, there can be no assurance that the Hybrid matter will not have a material adverse effect on the Company's business, operating results and financial condition.

     Because of the early stage of this litigation and because Hybrid has sought unspecified damages, neither the ultimate outcome of this litigation nor any costs and payments resulting from the litigation or any settlement can presently be determined. Accordingly, no provision for any loss which may result from the Hybrid litigation has been recorded in the accompanying financial statements. See "Risk Factors -- Patents and Proprietary Rights; Patent Litigation" and Note 5 of Notes to Financial Statements.

RESULTS OF OPERATIONS

     Total Revenues -- Total revenues increased 203% from $2.9 million in the second quarter of 1997 to $8.7 million in the second quarter of 1998, and increased 366% from $3.4 million for the first six months of

1997 to $15.7 million for the first six months of 1998. The growth in total revenues during both periods was primarily a result of increasing unit sales of ComPORT cable modems and ComCONTROLLER headend equipment. During the quarter ended June 30, 1998 international sales accounted for 47% of total revenues, decreasing from the 70% of international sales in the second quarter of 1997. This decrease was primarily due to a greater proportional increase in sales to large domestic cable companies.

     Gross Margins -- Gross margins decreased from 47.2% in the second quarter of 1997 to 33.7% in the second quarter of 1998, and decreased from 55.0% for the first six months of 1997 to 33.5% for the six months of 1998. The decrease is due primarily to a shift in product mix from the higher margin ComCONTROLLER headend equipment to the lower margin ComPORT cable modems. During the second quarter, the Company continued its cable modem cost reduction program to improve its gross margins on sales of cable modems in subsequent quarters. The Company expects that the benefits obtained as a result of this cost reduction program will be partially offset by decreases in the average sales price of cable modems.

     Research and Development -- Research and development expenses increased 44% from $3.0 million in the second quarter of 1997 to $4.4 million in the second quarter of 1998, and increased 41% from $6.2 million for the first six months of 1997 to $8.7 million for the first six months of 1998. The increase was attributable to higher costs related primarily to increased personnel and equipment related costs.

     Sales and Marketing -- Sales and marketing expenses increased 101% from $1.1 million in the second quarter of 1997 to $2.3 million in the second quarter of 1998, and increased 104% from $2.0 million for the first six months of 1997 to $4.1 million for the first six months of 1998. The increase was attributable to higher costs associated with increased personnel, commissions on sales, consulting and more trade advertising and promotion.

     General and Administrative -- General and administrative expenses increased 101% from $405,000 in the second quarter of 1997 to $815,000 in the second quarter of 1998, and increased 81% from $772,000 for the first six months of 1997 to $1.4 million for the first six months of 1998. The increase was attributable to higher legal expenses, increased salary costs and higher consulting costs.

     Total Other Income (Expense) -- Total other income (expense) increased from ($18,000) in the second quarter of 1997 to $379,000 in the second quarter of 1998, and increased from $19,000 for the first six months of 1997 to $473,000 for the first six months of 1998. The increase was attributable to earnings on higher cash balances available during the first six months of 1998, particularly the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998 the Company's cash and cash equivalents were $68.4 million, compared to $18.0 million at December 31, 1997. On May 21, 1998, the Company completed an initial public offering of 5,750,000 shares of common stock at a price of $12.00 per share. The net proceeds to the Company from the offering were approximately $62.8 million.

     Net cash used in operating activities of $5.6 million for the six months ended June 30, 1998 was attributable primarily to a net loss of $8.4 million during the period and the increase in total accounts receivable of $688,000, offset in part by $1.6 million of depreciation and amortization, a total increase of $1.5 million in accounts payable and a total increase of $790,000 in other current liabilities.

     Net cash used in investing activities was $6.0 million for the first six months ended June 30, 1998, and consisted of purchases of long-term investments of $5.0 million with an average maturity of 480 days and purchases of property and equipment of $1.0 million.

     Cash flows provided by financing activities of $62.1 million for the six months ended June 30, 1998 consisted of net proceeds of approximately $62.9 million from the issuance of common stock, offset in part by $783,000 of repayments on debt and lease obligations.

     At June 30, 1998, the Company had $68.4 million of cash and cash equivalents. In addition, the Company had a $5.0 million line of credit subject to borrowing base requirements. To date, the Company has not drawn upon its line of credit. Other than capital lease commitments, the Company has no material commitments for capital expenditures. However, the Company anticipates it may increase its capital expenditures and may increase lease commitments consistent with anticipated growth in operations, infrastructure and personnel. The Company intends to establish sales offices and lease additional space, which will require it to commit to additional lease obligations, purchase equipment and install leasehold improvements.

     The Company believes that the current cash and cash equivalents, will be sufficient to meet its anticipated cash requirements for the next twelve months, although the Company may seek to raise additional capital during that time period. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. See "Risk Factors -- Potential Need for Additional Capital."

RISK FACTORS

     Limited Operating History; History of Losses; No Assurance of
Profitability -- The Company did not commence product shipments until April 1997, and, as a result, has a limited operating history upon which investors may evaluate the Company and its prospects. The Company has incurred net losses since its inception and expects to continue to operate at a loss through at least fiscal 1999. As of June 30, 1998, the Company had an accumulated deficit of approximately $43.8 million. Because the market for the Company's products is new and evolving, the Company cannot accurately predict the future growth rate, if any, or the ultimate size of the data-over-cable market. To achieve profitable operations on a continuing basis, the Company must successfully design, develop, test, manufacture, introduce, market and distribute its products on a broad commercial basis. There can be no assurance that the Company will ever achieve profitability. The Company's ability to generate future revenues will depend on a number of factors, many of which are beyond the Company's control. Such factors include the rate at which cable operators upgrade their cable infrastructures, the ability of the Company and cable operators to coordinate timely and effective marketing campaigns with the availability of such upgrades, the success of the cable operators in marketing data-over-cable services and the Company's modems to subscribers, the prices that the cable operators set for data transmission installation service and the installation of subscriber site equipment, and the rate at which the cable operators can complete the installations required to initiate service for new subscribers. As a result of the foregoing factors, the Company is unable to forecast its revenues or the rate at which the Company's systems will be adopted by cable operators with any degree of accuracy. Accordingly, there can be no assurance that the Company will ever achieve, or be able to sustain, profitability.

     Competing Technologies and Evolving Industry Standards -- The market for high-speed data transmission services is characterized by several competing technologies that offer alternative solutions. Competitive technologies include telco-related wireline technologies that utilize telephone copper twisted-pair wiring, such as Integrated Services Digital Network ("ISDN") and digital subscriber line ("DSL") implementations, as well as wireless technologies such as local multipoint distribution service ("LMDS"), multichannel multipoint distribution service ("MMDS") and direct broadcast satellite ("DBS"). In addition, new modulation technologies, such as the synchronous code division multiple access ("S-CDMA") technology being developed by one of the Company's competitors, may become commercially available to address upstream noise in cable plants. Significant market acceptance of alternative solutions for high-speed data transmission could decrease the demand for the Company's products if such alternatives are viewed as providing faster access, greater reliability, increased cost-effectiveness or other advantages over cable solutions. Because of the ubiquity of the telephone network infrastructure, competition from telco-related solutions is expected to be intense. There can be no assurance that cable modem technology will compete effectively against wireline or wireless technologies in the market for high bandwidth access in the local loop.

     The Company's headend equipment and cable modem products currently are not interoperable with the headend equipment and modems of other suppliers of broadband Internet access products, other than certain cable modems manufactured by 3Com Corporation ("3Com"). As a result, potential customers who wish to purchase broadband Internet access products from multiple suppliers may be reluctant to purchase the Company's products. The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telcos, could require the Company to redesign its products. The Company's products are not currently in full compliance with the standards and developing specifications proposed by Digital Audio Video Interactive Council and Digital and Video Broadcast Organization ("DAVIC/DVB"), MCNS including the Data Over Cable Service/Interoperability Specification (DOCSIS), Institute of Electrical and Electronics Engineers, Inc. ("IEEE") or Internet Engineering Task Force ("IETF"), and other relevant standards bodies. The Company expects the MCNS/DOCSIS standard to achieve substantial market acceptance, and the Company is currently developing MCNS/DOCSIS-compliant products. If such standards become widespread and the Company's products are not in compliance, the Company's customers and potential customers may refuse to purchase the Company's products, which would materially adversely affect its business, operating results and financial condition. Moreover, different implementations of the same specification could potentially slow deployment of the Company's products if such different implementations cause the Company's products to fail to become interoperable with other companies' products. The anticipated widespread adoption of the MCNS/DOCSIS standard is likely to cause increased price competition and further, such adoption could result in lower sales of headend products and licensing of the network management software by the Company. Any such increased price competition or reduction in sales of headend products would result in downward pressure on the Company's gross margin, which could have a material adverse effect on the Company's business, operating results and financial condition.

     The rapid development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. Market acceptance of new technologies or the failure of the Company to develop and introduce new products or enhancements directed at new industry standards could have a material adverse effect on the Company's business, operating results and financial condition.

     Potential Fluctuations in Operating Results -- The Company's operating results are likely to fluctuate significantly in the future on a quarterly and annual basis as a result of a variety of factors, many of which are beyond the Company's control. Factors that will influence the Company's operating results include: (i) the Company's ability to retain existing cable operator customers, to attract new customers at a steady rate, to maintain customer satisfaction and to obtain significant orders; (ii) the announcement or introduction of new services and products by the Company and its competitors and the timely introduction of MCNS/DOCSIS-compliant products by the Company; (iii) the Company's ability to manage inventory and fulfillment operations; (iv) the timing of upgrades of cable plants to hybrid fiber-coaxial ("HFC") and the ability and willingness of cable operators to deploy cable modems and offer either one-way or two-way data transmission service; (v) the Company's product mix; (vi) price competition or pricing changes in the Internet, cable and telecommunication industries, pricing of the Company's products and its ability to reduce to the costs of its products over time; (vii) the level of use of the Internet as a replacement for private wide area networks; (viii) the Company's ability to develop new products in a timely and cost-effective manner; (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business; operating results and infrastructure; (x) governmental regulation; and (xi) general economic conditions and economic conditions specific to the cable and electronic data transmission industries. For the quarter ended June 30, 1998 approximately 46% of revenue was recognized in the last month of the quarter. A significant portion of the Company's expenses are fixed in advance based in large part on future revenue forecasts. If revenues are below expectations in any given period, the adverse impact of such a shortfall may be magnified by the Company's inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in revenues from those expected would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company plans to increase operating expenses to fund additional sales and marketing, research and development and general and administrative activities. To the extent that these expenses are not accompanied by an increase in revenues, the Company's business, operating results and financial condition would be materially adversely affected.

     The Company anticipates that it will experience decreases in the average selling price of its cable modem products and that it may experience declines in the average selling prices of its other products. Any price decline that is not offset by a decline in the cost of the product could have an adverse effect on the Company's gross margin. The sales mix of the Company's headend equipment and modems also affects its gross margin.

The Company's modems have a lower gross margin than does the Company's headend equipment. The Company anticipates that its sales mix will be increasingly weighted toward modems in the foreseeable future, as headends become more broadly deployed and as MCNS/DOCSIS-compliant products are deployed by cable operators. As a result, the Company expects to experience continued downward price pressure on its gross margin in part offset by cost reduction programs. Due to all of the foregoing factors, it is likely that the Company's operating results in one or more future periods will fail to meet or exceed the expectations of securities analysts or investors. In such event, the trading price of the Common Stock would likely be materially adversely affected.

     Early Stage of Market for Cable Modems; Unproven Acceptance of the Company's Products -- The Company's success will depend on the timely adoption of its products by cable operators and end-users. The market for the Company's products has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed, or are in the process of introducing or developing, cable modem systems, including headend equipment, cable modems and system management software, that compete with the Company's products. Critical issues concerning the use of cable modems, including security, reliability, cost, ease of deployment and administration, and quality of service, remain largely unresolved and may adversely affect the Company's growth and the market acceptance of its products. Because the market for the Company's products is new and evolving, the Company cannot accurately predict the future growth rate, if any, or the ultimate size of the cable modem market. If the market fails to develop, or develops more slowly than expected, the Company's business, operating results and financial condition would be materially adversely affected. Some cable operators will, prior to purchasing the Company's products, require that their internal technical personnel or their internet data service provider certify the Company's products for integration into their systems. There can be no assurance that certification of the Company's products will occur in a timely manner, if at all, or that the Company, in order for its products to be certified will not have to make significant modifications to its products. Failure to become certified could render the Company unable to deploy its products in timely manner, or at all, with one or more cable operators. Any or all of these possibilities could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the market for cable modems will develop as the Company anticipates, or that the Company will be able to compete with new entrants to the market should the market develop. There can be no assurance that the Company's products will achieve acceptance in their markets, and the failure of the Company's products to achieve such market acceptance would have a material adverse effect upon the Company's business, operating results and financial condition.

     Dependence on Cable Operators -- The Company depends on cable operators to purchase its headend equipment and cable modems and to market data transmission service to end-users. Cable operators have a limited number of programming channels over which they can offer services, and there can be no assurance that they will choose to provide data transmission services to their subscribers. Even if a cable operator chooses to provide data transmission services, there can be no assurance that it would choose the Company's products. The future success of services providing data transmission over cable will depend, in large part, upon the ability of cable systems to support two-way communications. While many cable operators are in the process of upgrading, or have announced their intention to upgrade, their cable infrastructures to HFC to provide increased quality and speed of transmission and, in certain cases, two-way transmission capabilities, many cable operators, particularly cable operators in the U.S., have delayed their planned upgrades. Cable operators have limited experience with such upgrades, and investments in upgrades place a significant strain on the financial, managerial, operational and other resources of the cable operators, most of which are already highly leveraged and face intense competition from telephone companies, satellite television and broadband wireless system operators. Cable operators may not have the capital required to upgrade their infrastructure or to offer new services that require substantial start-up costs. As a result, it is uncertain whether cable operators will upgrade to HFC or whether they will offer additional services, such as Internet access in the near term, or at all. After installation, the Company will be highly dependent on cable operators to continue to maintain their cable infrastructure in such a manner that the Company's products will operate at a consistently high performance level and reliable environment. Accordingly, the success and future growth of the Company's business will be subject to economic and other factors affecting the cable television industry generally, particularly the industry's ability to continue to finance the substantial capital expenditures necessary to use the Company's products effectively.

     Whenever cable operators wish to upgrade their cable plants from coaxial cable to HFC, they are required to obtain certain city and county permits. There can be no assurance that such permits will be obtained, or even if they are obtained, that they will be obtained in a timely and cost-effective manner. Further, cable operators must periodically renew their franchises with city or county governments. As a condition of obtaining such renewal, the cable operator may have to meet certain conditions imposed by the issuing jurisdiction. Meeting such conditions may cause the cable operator to delay upgrades or the implementation of data over cable services. The failure of cable operators to complete these upgrades or implement these services in a timely and satisfactory manner, or at all, would adversely affect the market for the Company's products. Although the Company's commercial success depends on the successful and timely completion of these infrastructure upgrades, cable operators are under no obligation to upgrade systems or to roll out, market or promote the Company's products. Any failure to upgrade or delay in upgrading could have a material adverse effect on the Company's business, operating results and financial condition.

     Competition -- The markets for the Company's products are intensely competitive, rapidly evolving and subject to rapid technological change. The principal competitive factors in this market include, or are likely to include, product performance and features, reliability, technical support and service, relationships with cable system operators and systems integrators, compliance with industry standards, compatibility with the products of other suppliers, sales and distribution interoperability, strength of brand name, price, long-term cost of ownership to cable operators and general industry and economic conditions. Many of the Company's current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and distribution resources than the Company. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results and financial condition. In response to changes in the competitive environment, the Company may make certain pricing, service, marketing or other strategic decisions that could have a material adverse effect on the Company's business, operating results or financial condition. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, products that will offer price or performance superior to that of the Company's products. The Company believes that the broad adoption of MCNS/ DOCSIS will cause increased competition, which is likely to negatively affect the Company's gross margin. There can be no assurance that competitors will not more quickly develop MCNS/DOCSIS-compliant products than the Company. Current customers of the Company that move to the MCNS/DOCSIS platform could choose alternative cable modem suppliers or choose to purchase MCNS/DOCSIS-compliant cable modems from multiple suppliers. Such competition could materially adversely affect the Company's business, operating results and financial condition.

     The Company's current and potential competitors include 3Com, Cisco, the LANcity division of Bay Networks, Inc., Hybrid Networks, Inc. ("Hybrid"), General Instrument Corporation, Motorola, Inc., Terayon Communication Systems and Zenith Electronics Corporation. Some of these competitors have existing relationships with many of the Company's prospective customers. There can be no assurance that the Company will establish relationships with cable operators who have existing relationships with those competitors, and failure to establish such relationships could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company anticipates that some large consumer electronics companies, such as Matsushita Electronic Industrial Co., Ltd. (which markets products under the brand name Panasonic), Sony Corp., Thomson Consumer Electronics International S.A. and Toshiba America, Inc., will likely introduce competitive cable modem products in the future. As the MCNS/ DOCSIS specification is adopted for the North American market, the distribution of cable modems may move into the retail channel. If this occurs, the large consumer electronics companies could gain a competitive advantage, due to their well-established retail distribution capabilities. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

     Lengthy Sales Cycle -- The sale of the Company's products typically involves a significant technical evaluation and commitment of capital and other resources by cable operators, with delays frequently associated with cable operators' internal procedures to approve large capital expenditures, to engineer deployment of new technologies within their networks and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy, generally lasting six to twelve months, and is subject to a number of significant risks, including cable operators' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. The announcement and project product introduction of MCNS/DOCSIS-compliant products have already affected sales cycles, as most domestic cable operators have chosen to delay large scale deployment of cable modems until MCNS/DOCSIS-compliant products are available. Because of the lengthy sales cycle, if deployments forecasted for a specific cable operator for a particular period are not realized in that period, the Company's operating results for that period could be materially adversely affected.

     Need to Reduce Cost of Modems -- Certain of the Company's competitors currently offer modems at prices lower than those of the Company's modems. Market acceptance of the Company's products, and the Company's future success, will depend in significant part on the cost of its modems. The Company expects that as headend equipment becomes more widely deployed, the price of modems and other products will decline. In particular, Company believes that the adoption of industry standards such as MCNS/DOCSIS will cause increased price competition for cable modems. However, there can be no assurance that the Company will be able to continually reduce the cost of its modems sufficiently to enable it to compete with other cable modem suppliers. If the Company is unable to reduce the cost of its cable modems, its gross margin and profitability would be adversely affected. In order to address ongoing competitive and pricing pressures, the Company will have to reduce the cost of manufacturing its cable modems. The Company is dependent on its manufacturers to secure components at favorable prices, and there can be no assurance that additional volume purchase or manufacturing arrangements will be available to the Company on terms that the Company considers acceptable, if at all. To the extent that the Company enters into a high-volume or long-term purchase or supply arrangement and subsequently decides that it cannot use the products or services provided for in the agreement, the Company's business, operating results and financial condition could be materially adversely affected.

     Patents and Proprietary Rights; Patent Litigation -- The Company relies on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect its proprietary rights. These measures afford only limited protection. The Company currently has five issued U.S. patents and several pending patent applications. There can be no assurance that the Company's means of protecting its proprietary rights in the U.S. or abroad will be adequate or that competitors will not independently develop similar technologies. The Company's future success will depend in part on its ability to protect its proprietary rights to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use trade secrets or other information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the U.S. There can be no assurance that any issued patent will preserve the Company's proprietary position, or that competitors or others will not develop technologies similar to or superior to the Company's technology. Failure of the Company to enforce and protect its intellectual property rights could have a material adverse effect on the Company's business, operating results and financial condition.

     From time to time, third parties, including competitors of the Company, have asserted patent, copyright and other intellectual property rights to technologies that are important to the Company. The Company expects that it will increasingly be subject to infringement claims as the number of products and competitors in the cable modem market grows and the functionality of products overlaps. In this regard, in 1997 the Company received a written notice from Hybrid in which Hybrid claimed to have patent rights in certain cable modem technology and requested that the Company review its own products in light of Hybrid's alleged patent rights to U.S. Patent No. 5,586,121 (the "121 patent") issued on December 17, 1996 and entitled

"Asymmetric Hybrid Access System and Method" and U.S. Patent No. 5,347,304 (the "304 patent") issued on September 13, 1994 and entitled "Remote Link Adapter for Use in TV Broadcast Data Transmission Systems" (collectively, the "Hybrid patents"). The Company informed Hybrid that it believes that the Company's products do not infringe any valid claim of the Hybrid patents. In January 1998, Hybrid filed an action against the Company in the U.S. District Court for the Eastern District of Virginia, accusing the Company of willfully infringing the Hybrid patents, among other claims. Subsequently, the Company filed suit for declaratory relief against Hybrid in the U.S. District Court for the Northern District of California asserting that it does not infringe the Hybrid patents and that the Hybrid patents are invalid. The Company then filed a motion in the Virginia District Court to transfer the action filed by Hybrid to the Northern District of California, and that motion was granted and the actions were consolidated in the Northern District of California on April 29, 1998. Hybrid's January, 1998 complaint seeks injunctive relief and unspecified damages, among other relief. Hybrid's complaint also identifies a pending application for reissuance of the 304 patent to broaden the scope of its claims, which the U.S. Patent and Trademark Office has allowed for reissuance with respect to certain claims, and states that once the reissue application is issued, it will be substituted for the 304 patent in the action. On April 21, 1998, the 304 patent was reissued; however, to date Hybrid has not moved to amend its complaint. Formal discovery commenced on July 17, 1998. The Company has received opinions of its patent counsel that the claims of the Hybrid patents, including the claims set forth in Hybrid's 304 patent as reissued, are either invalid or not infringed by the Company's products. However, there can be no assurance that some or all of the Company's products will not ultimately be determined to infringe the Hybrid patents, including the 304 patent as reissued, and the Company anticipates that Hybrid will continue to pursue litigation with respect to these claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in the Hybrid litigation, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to the Company's products, the Company could be required to pay substantial damages, including treble damages if the Company is held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. There can be no assurance that licenses will be available from Hybrid, or any other third party that asserts intellectual property claims against the Company, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, Celestica, a contract manufacturer for the Company, has been named in the suit and the Company has agreed to indemnify Celestica for costs related to this litigation. Accordingly, there can be no assurance that the Hybrid matter, or any other infringement claim or litigation against or by the Company, will not have a material adverse effect on the Company's business, operating results and financial condition.

     Because of the early stage of this litigation, and because Hybrid has sought unspecified damages, neither the ultimate outcome of this litigation nor any costs and payments resulting from the litigation or any settlement can presently be determined. Accordingly, no provision for any loss which may result from the Hybrid litigation has been recorded in the accompanying financial statements.

     Management of Growth -- To fully exploit the market for its products and services, the Company must rapidly execute its sales strategy and develop new and enhanced products while managing anticipated growth by implementing effective planning and operating processes. To manage its anticipated growth, the Company must, among other things, continue to implement and improve its operational, financial and management information systems, hire and train additional qualified personnel, continue to expand and upgrade core technologies and effectively manage multiple relationships with various customers, suppliers and other third parties. The Company may in the future experience difficulties meeting the demand for its products and services. The installation and use of the Company's products requires training. If the Company is unable to provide training and support for its products, the implementation process will be longer and customer satisfaction may be lower. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to exploit fully the market for the Company's products and services. Any failure of the Company to manage its growth effectively could have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on Key Personnel and Hiring of Additional Personnel -- The Company's future success will depend to a significant extent on the ability of its management to operate effectively, both individually and as a group. Given the Company's early stage of development, the Company is dependent on its ability to retain and motivate high quality personnel, in addition to attracting new personnel. Competition for qualified personnel in the cable networking equipment and telecommunications industries is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company believes that there may be only a limited number of persons with the requisite skills to serve in those positions and it may become increasingly difficult to hire such persons. The Company is seeking to hire additional skilled engineers for research and development, who are in short supply. The Company's business, operating results and financial condition could be adversely affected if it encounters delays in hiring additional engineers. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. The Company does not have employment contracts with any of its key personnel, nor does it maintain key person life insurance on its key personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence Upon Strategic Relationships -- The Company's business strategy relies to a significant extent on its strategic relationships with other companies. These relationships include software license arrangements with third party vendors pursuant to which the Company incorporates software into its network management system, as well as marketing arrangements with Philips and Siemens. Further, in developing an MCNS/DOCSIS-compliant modem the Company is working with Cisco to ensure the interoperability of this modem with Cisco's previously announced MCNS/DOCSIS-compliant Universal Broadband Router. There can be no assurance that these relationships will be successful or that the Company will continue to maintain or develop strategic relationships or to replace strategic partners in the event any such relationships were terminated or that licenses between the Company and any third party will be renewed or extended at their expiration dates. The Company's failure to renew or extend a key license or maintain any strategic relationship could materially and adversely affect the Company's business, operating results and financial condition.

     Limited Manufacturing Experience; Dependence on Third-Party
Manufacturing -- The Company relies on contract manufacturers for the manufacture of certain of its products. In particular, the Company relies upon CMC Industries, Inc. ("CMC") for the manufacture of printed circuit assemblies for its headend products and upon Celestica for the manufacture of its modems. The Company maintains only a limited in-house manufacturing capability for final assembly, testing and integration of headend products. The Company's future success will depend, in significant part, on its ability to manufacture, or have others manufacture, cost-effectively and in volumes sufficient to meet customer demand. There are a number of risks associated with the Company's dependence upon third party manufacturers, including, but not limited to, reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity during periods of excess demand, limited warranties on products supplied to the Company, increases in prices and the potential misappropriation of the Company's intellectual property. A manufacturing disruption could impact the production of the Company's products for a substantial period of time, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of product, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company will not experience manufacturing or supply problems in the future from any of its manufacturers. While to date the Company has not experienced any such manufacturing supply problems, any such difficulties, if experienced in the future, could have a material adverse effect on the Company's business, operating results and financial condition.

     In addition, Celestica is a foreign corporation, and the Company may increase its use of foreign manufacturers in the future. Any foreign or domestic regulations regarding foreign exports and imports, trade barriers and tariffs currently in place or imposed in the future could materially and adversely affect the Company's ability to obtain modems. Because lead times for some materials needed to produce modems and headend equipment can be between eight and 26 weeks, the Company may not be able to meet the demand for its products, which could adversely affect the Company's ability to support cable operators' expansion of cable modem service to cable operators' customers. The Company has had only limited experience manufacturing and arranging for the manufacture of its products, and there can be no assurance that the Company or any manufacturer of the Company's products will be successful in increasing its manufacturing volume. The Company may need to procure additional manufacturing facilities and equipment, adopt new inventory controls and procedures, substantially increase its personnel and revise its quality assurance and testing practices, and there can be no assurance that any of these efforts will be successful.

     Sole-Sourced Components and Dependency on Key Suppliers -- Certain parts, components and equipment used in the Company's products are obtained from sole sources of supply. The Company has designed its headend equipment to incorporate a radio frequency modulation chip from one specific vendor, transmit/ receive components from another and the Asynchronous Transfer Mode ("ATM") headend switch from still another. Additional sole-sourced parts may be incorporated into the Company's headend equipment in the future. The Company anticipates entering into long-term supply contracts to ensure sources of supply for various components necessary to manufacture the Company's products. However, if the Company fails to able to obtain components in sufficient quantities when required, this failure could have an adverse impact on the Company's operating results and financial condition. The Company's suppliers also sell products to the Company's competitors. There can be no assurance that the Company's suppliers will not enter into exclusive arrangements with the Company's competitors, stop selling their products or components to the Company at commercially reasonable prices or refuse to sell their products or components to the Company at any price. The Company's inability to obtain sufficient quantities of sole-sourced components, or to develop alternative sources for components and/or products would have a material adverse effect on the Company's business, operating result and financial condition. The Company relies on Stanford Telecommunications, Inc. and Broadcom Corp., suppliers of demodulation components; Atmel Corporation, the fabricator of the Company's semiconductor devices; Virata Limited, formerly Advanced Telecommunications Modules Limited
(ATML), a supplier of ATM switches; and Hewlett-Packard Company, Wind River Systems supplier of embedded software and Objectivity, Inc., supplier of object database. If any of these manufacturers delay or halt production of any of the Company's products such failure could have a material adverse effect on the Company's business, operating results and financial condition.

     Customer Concentration -- The Company's customer base is highly concentrated. A relatively small number of customers has accounted for a significant portion of the Company's revenues to date, and the Company expects that this trend will continue for the foreseeable future. In 1997 and the six months ended June 30, 1998, the top six customers comprised 66% and 84% of the Company's total revenues, respectively. Further, in 1997, revenues attributable to Philips, 3Com and Siemens accounted for 21%, 16% and 12% of total revenues, respectively. In the six months ended June 30, 1998, revenues attributable to TCI, Siemens, Philips and Cablecom Holding AG ("Cablecom") for 33%, 16%, 14% and 10% of total revenues, respectively. The Company expects that its largest customers in future periods could be different from its largest customers in prior periods due to a variety of factors, including customers' deployment schedules and budget considerations. Because a limited number of cable operators account for a majority of the Company's prospective customers, the Company's future success will depend upon its ability to establish and maintain relationships with these companies. Any reduction or delay in sales of the Company's products to any of these current significant customers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will retain these current accounts or that it will be able to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of homes passed are controlled by a relatively small number of cable operators. The loss of one or more of the Company's customers or the inability of the Company to successfully develop relationships with additional significant cable operators could have a material adverse effect on the Company's business, operating results and financial condition.

     Risks Associated with New Product Development -- The market for cable modem systems and products is characterized by rapidly changing technologies and short product life cycles. The Company's future success will depend in large part upon the Company's ability to identify and respond to emerging technological trends in the market, develop and maintain competitive products, enhance its products by adding innovative features that differentiate its products from those of its competitors, bring products to market on a timely basis at competitive prices and respond effectively to new technological changes or new product announcements by others. There can be no assurance that product development and enhancements will not take longer than planned, or that having to rework portions of the effort will not delay the date of the targeted delivery of future products. There can be no assurance that the Company's design and introduction schedules for new products or additions or enhancements to its existing and future products will be met. The Company's future success will depend in part upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new products and features that meet changing customer requirements and emerging industry standards. In particular, as the MCNS/DOCSIS specification is emerging for the North American market with potential deployment internationally and the Company's success in penetrating this market will depend on its ability to successfully develop, introduce in a timely manner and market MCNS/DOCSIS-compliant products. In making new product decisions, the Company must anticipate well in advance future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, industry standards and competitive product offerings. The technical innovations required for the Company to remain competitive are inherently complex, require long development cycles and are dependent in some cases on sole source suppliers. The Company will be required to continue to invest in research and development in order to attempt to maintain and enhance its existing technologies and products, and there can be no assurance that it will have the funds available to do so, or that such investments will serve the needs of customers or be compatible with changing technological requirements or standards. Much of such expenses must be incurred before the technical feasibility or commercial viability can be ascertained. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements.

     Need to Develop Additional Distribution Channels -- The Company presently focuses on selling its products to cable operators and systems integrators. The Company believes that much of the North American cable modem market may shift to a retail distribution model. Accordingly, the Company anticipates that it will shift a greater amount of focus to selling its modems directly to retail distributors and end users. Thus, it will need to focus its efforts on developing new distribution channels for its products. There can be no assurance that the Company will be able to develop such additional distribution channels, or that, if the Company does establish additional channels, it will have the capital required or the ability to hire the additional personnel necessary to foster and enhance such distribution channels. In addition, there can be no assurance that the Company can form relationships with retail distributors to establish such a channel. Failure by the Company to establish such channels could have a material adverse affect on the Company's business, operating results and financial condition. To the extent that large consumer electronics companies enter the cable modem market, their well established retail distribution capabilities would provide them with a significant competitive advantage.

     Risks Associated with International Markets -- In 1997 and the six months ended June 30, 1998, revenues attributable to international customers accounted for 64% and 48% of total revenues, respectively. The Company expects that a significant portion of its sales will continue to be concentrated in international markets for the foreseeable future. The Company intends to expand operations in the international markets that it serves currently and to enter new international markets, which will demand management attention and financial commitment. There can be no assurance that the Company will successfully expand its international operations. In addition, a successful expansion by the Company of its international operations and sales in certain markets will require the Company to develop relationships with international systems integrators and distributors. There can be no assurance that the Company will identify, attract or retain suitable international systems integrators or distributors or, that if such parties are identified, that successful relationships will result. Further, to increase revenues in international markets, the Company will need to continue to establish foreign operations, to hire additional personnel to run such operations and maintain good relations with its foreign systems integrators and distributors. To the extent that the Company is unable to successfully do so, the Company's growth in international sales will be limited. The failure to expand international sales could have a material adverse effect on the Company's business, operating results and financial condition.

     If other countries begin to regulate the cable modem industry more heavily or introduce standards or specifications with which the Company's products do not comply, the Company will be unable to offer products in those countries until its products comply with such standards or specifications and the Company may have to incur substantial cost in order to comply with such standards or specifications. For instance, should the DAVIC/DVB standards for ATM-based digital video be established internationally, the Company will be required to conform its cable modems in order to compete. Further, many countries do not have regulations for installation of cable modem systems or for upgrading existing cable operating systems to accommodate the Company's products. Whether the Company currently operates in such a country or enters into the market in a country where no such regulations exist, there can be no assurance that such regulations will not be proposed at any time, and if imposed, that they would not place limitations on that country's cable operators' ability to upgrade to support the Company's products. There can be no assurance that the cable operators in such countries would be able to comply with such regulations, or that compliance with such regulations would not require a long, costly process.

     The Company's international sales to date have been denominated in U.S. dollars. The Company does not currently engage in any foreign currency hedging transactions. A decrease in the value of foreign currencies relative to the U.S. dollar could make the Company's products more expensive in international markets. In addition to currency fluctuation risks, international operations entail a number of risks not typically present in domestic operations. Such risks include: changes in regulatory requirements; costs and risks of deploying systems in foreign countries; availability of suitable export financing; timing and availability of export licenses; tariffs and other trade-barriers; political and economic instability; difficulties in staffing and managing foreign operations; potentially adverse tax consequences; the burden of complying with a wide variety of complex foreign laws and treaties; difficulties in managing distributors; difficulties in obtaining governmental approvals for products; and the possibility of difficult accounts receivable collections. Distributors' customer purchase agreements may be governed by foreign laws which may differ significantly from laws of the U.S. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the U.S. or other countries, leading to a reduction in sales and profitability in that country. Future international activity may result in sales dominated by foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's operating results. Any of these factors could materially and adversely affect the Company's business, operating results and financial condition.

     Risks Associated with Regulation of Information Security Products -- The Company's products make use of encryption, and are therefore subject to export restrictions administered by the U.S. Department of Commerce, which permit the export of encryption products only with the required level of export license. The Company may therefore be at a disadvantage in competing for international sales compared to companies located outside the U.S. that are not subject to such restrictions. International customers may be unwilling to purchase the Company's products that are eligible for export due to perceptions that such products are inferior to those marketed within the U.S., may contain undocumented features which undermine the products' security architecture, or are required to incorporate security features which are unacceptable to the customer. Although the Company has been granted all currently required U.S. export licenses, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all. In certain foreign countries, the Company's distributors are required to secure licenses or formal permission before products that incorporate encryption features can be imported. There can be no assurance the Company's distributors will make the effort, or be successful in the effort, to obtain the necessary licenses or permission to import the Company's products into certain countries. The regime of export administration, and resulting regulations in the U.S. are in a stage of transition due to political controversy concerning their purposes and legality. Consequently, the uncertainty concerning the interpretation and application of such regulations may unduly delay or prevent the export of Company's products, leading to a loss of revenues and market position.

     Recent legislative proposals have indicated the possibility that the Company's products sold for use within the U.S. may be required to incorporate certain features to assist law enforcement agencies in recovering suspect communications. If such proposals are enacted into law, the Company may be obligated to incur significant expense in complying with such regulations. In addition, the market opportunities and customer acceptance of the Company's products could be adversely affected by the Company's compliance with such laws, leading to a commensurate loss of revenues and market share.

     Year 2000 Compliance -- Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date code field, and were not designed to account for the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and accounts receivable modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. Despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve such impact without disruption of its business or without incurring significant expense. Based on the information currently available, the Company believes that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on its business, operating results and financial condition in any given year. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be materially adversely affected through disruption in the operation of the enterprises with which the Company interacts.

     Risks of Product Defects, Product Returns and Product Liability -- Products as complex as those offered by the Company frequently contain undetected errors, defects or failures, especially when first introduced or when new products are released. In the past, such errors have occurred in the Company's products and there can be no assurance that errors will not be found in the Company's current and future products. The occurrence of such errors, defects or failures could result in delays in installation, product returns and other losses to the Company or to its cable operators or end-users. Such occurrence could also result in the loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. With respect to any new products introduced, the Company would have limited experience with the problems that could arise with such products. Although the Company has not experienced any product liability claims to date, the sale and support of the Company's products entails the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

     Government Regulations -- The Company's products are subject to the regulations of the Federal Communications Commission (the "FCC") and other federal and state communications regulatory agencies. Changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes that, directly or indirectly, affect telecommunications costs, limit usage of subscriber-related information or increase the likelihood or scope of competition from telecommunications companies, could affect the prices at which cable operators sell their services and thus indirectly impact the Company. In addition, the Company cannot predict the impact, if any, that future regulation or regulatory changes might have on its business. Regulation of cable television rates may affect the speed at which the cable operators upgrade their cable infrastructures to two-way HFC. Changes in current or future laws or regulations which negatively impact the Company's products and technologies, in the U.S. or elsewhere, could materially and adversely affect the Company's business, operating results and financial condition.

     Dependence on the Internet -- The Company's products will depend in part upon the increased use of the Internet by corporate telecommuters, SOHOs and residential consumer users. Businesses are increasingly using the Internet, intranets and extranets, not only for communication within and outside the firm, but also to create cost-effective, secure data connections known as virtual private networks ("VPNs") between corporate sites or remote locations. Critical issues concerning the commercial use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use, especially in the business and consumer markets targeted by the Company. Despite growing interest in the commercial possibilities for the Internet, many businesses have been deterred from adopting Internet-based data communications systems for a number of reasons, including inconsistent quality of service, lack of availability of cost-effective, high-speed service, a limited number of local access points for corporate users, inability to integrate business applications on the Internet, the need to deal with multiple and frequently incompatible vendors, inadequate protection of the confidentiality of stored data and information moving across the Internet and a lack of tools to simplify Internet access and use. There can be no assurance that such issues can be resolved and that such concerns can be alleviated. Failure of the Internet community to address and resolve such problems, to develop or to develop more slowly than expected could have a material adverse affect on the Company's business, operating results and financial condition.

     Potential Need for Additional Capital -- The Company currently anticipates that the proceeds of its initial public offering, together with its existing cash balances and available line of credit and cash flow expected to be generated from future operations, will be sufficient to meet the Company's liquidity needs for the next twelve months. However, the Company may need to raise additional funds if its estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for the Company to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. In addition, the Company expects to review potential acquisitions or additions to its product line that would complement its existing product offerings or enhance its technical capabilities. While the Company has no current agreements or negotiations underway with respect to any such acquisition, any future transaction of this nature could require potentially significant amounts of capital. There can be no assurance that any such funds will be available at the time or times needed, or available on terms acceptable to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to take advantage of market opportunities, to develop new products or otherwise respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, operating results and financial condition

     Volatility of Stock Price -- The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter to quarter variations in results of operations, announcements of technological innovations or new products by the Company or its competitors, general conditions in the telecommunications and data communications equipment markets, changes in earnings estimates or buy/sell recommendations by analysts or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance.

PART II: OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

     In 1997 the Company received a written notice from Hybrid Networks, Inc. ("Hybrid") in which Hybrid claimed to have patent rights in certain cable modem technology and requested that the Company review its own products in light of Hybrid's alleged patent rights to U.S. Patent No. 5,586,121 (the "121 patent") issued on December 17, 1996 and entitled "Asymmetric Hybrid Access System and Method" and U.S. Patent No. 5,347,304 (the "304 patent") issued on September 13, 1994 and entitled "Remote Link Adapter for Use in TV Broadcast Data Transmission Systems" (collectively, the "Hybrid patents"). The Company informed Hybrid that it believes that the Company's products do not infringe any valid claim of the Hybrid patents. In January 1998, Hybrid filed an action against the Company in the U.S. District Court for the Eastern District of Virginia, accusing the Company of willfully infringing the Hybrid patents, among other claims. Subsequently, the Company filed suit for declaratory relief against Hybrid in the U.S. District Court for the Northern District of California asserting that it does not infringe the Hybrid patents and that the Hybrid patents are invalid. The Company then filed a motion in the Virginia District Court to transfer the action filed by Hybrid to the Northern District of California, and that motion was granted and the actions were consolidated in the Northern District of California on April 29, 1998. Hybrid's January, 1998 complaint seeks injunctive relief and unspecified damages, among other relief. Hybrid's complaint also identifies a pending application for reissuance of the 304 patent to broaden the scope of its claims, which the U.S. Patent and Trademark Office has allowed for reissuance with respect to certain claims, and states that once the reissue application is issued, it will be substituted for the 304 patent in the action. On April 21, 1998, the 304 patent was reissued; however, to date Hybrid has not moved to amend its complaint. Formal discovery commenced on July 17, 1998. The Company has received opinions of its patent counsel that the claims of the Hybrid patents, including the claims set forth in Hybrid's 304 patent as reissued, are either invalid or not infringed by the Company's products. However, there can be no assurance that some or all of the Company's products will not ultimately be determined to infringe the Hybrid patents, including the 304 patent as reissued, and the Company anticipates that Hybrid will continue to pursue litigation with respect to these claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in the Hybrid litigation, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to the Company's products, the Company could be required to pay substantial damages, including treble damages if the Company is held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. There can be no assurance that licenses will be available from Hybrid, or any other third party that asserts intellectual property claims against the Company, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, Celestica, a contract manufacturer for the Company, has been named in the suit and the Company has agreed to indemnify Celestica for costs related to this litigation. Accordingly, there can be no assurance that the Hybrid matter will not have a material adverse effect on the Company's business, operating results and financial condition. Because of the early stage of this litigation, and because Hybrid has sought unspecified damages, neither the ultimate outcome of this litigation nor any costs and payments resulting from the litigation or any settlement can presently be determined. Accordingly, no provision for any loss which may result from the Hybrid litigation has been recorded in the accompanying financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Sales of Unregistered Securities. During the three months ended June 30, 1998, following the exercise of options to purchase shares of Common Stock that had been granted under the Company's 1995 Stock Option Plan by 12 employees, the Company issued an aggregate of 25,271 shares of Common Stock for an aggregate purchase price of $37,886. All sales of Common Stock made by the Company pursuant to the exercise of stock options were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

     (d) Use of Proceeds from Sales of Registered Securities. On May 21, 1998, the Company completed an initial public offering of its Common Stock, $0.001 par value. The managing underwriters in the Offering were Deutsche Bank Securities formerly Deutsche Morgan Grenfell, Inc., Merrill Lynch & Co. and Dain Rauscher Wessels (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-48107) that was declared effective by the SEC on May 21, 1998. The Offering commenced on May 22, 1998 after all 5,000,000 shares of Common Stock registered under the Registration Statement were sold at a price of $12.00 per share. The Underwriters exercised an overallotment option of 750,000 shares on May 29, 1998. All 750,000 overallotment shares were sold at a price of $12.00 per share. The aggregate price of the Offering amount registered was $69,000,000. In connection with the Offering, the Company paid an aggregate of $4,830,000 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the registration fees of the SEC and the National Association of Securities Dealers, Inc. ("NASD").

SEC Registration fee........................................  $   20,355
NASD filing fee.............................................       5,560
Nasdaq National Market listing fee..........................      95,000
Printing and engraving expenses.............................     300,000
Legal fees and expenses.....................................     515,000
Accounting fees and expenses................................     425,000
Blue Sky fees and expenses..................................       5,000
Transfer Agent and Registrar fees...........................       2,500
Miscellaneous...............................................      10,585
                                                              ----------
          Total.............................................   1,379,000

     After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $62,791,000. As of June 30, 1998, the Company has used the net proceeds from its initial public offering of Common Stock of the Company to invest in short-term and long-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. The Company has no agreements or commitments with respect to any such acquisition or investments and the Company is not currently engaged in any material negotiations with respect to any such transaction. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

       EXHIBIT
       NUMBER                                  DESCRIPTION
       -------                                 -----------
                 27.1  Financial Data Schedule

     (b) Reports on Form 8-K

     None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COM21, INC.

                                          By:    /s/ DAVID L. ROBERTSON
                                            ------------------------------------
                                                     David L. Robertson
                                                  Chief Financial Officer
                                                  Vice President, Finance

     Date:

                                  COM21, INC.

                                 EXHIBIT INDEX

 NO.                             EXHIBIT                             PAGE
 ---                             -------                             ----
 27.1  Financial Data Schedule.....................................   33