Form 10-Q
period 1998-09-30
COM21 INC
filed 1998-11-03
CIK 945379

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

                                 or

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to ___________________


                  Commission File Number: 000-2409

                             Com21, Inc.
       (Exact name of registrant as specified in its charter)

                Delaware                   94-3201698
     (State or other jurisdiction of     (IRS Employer
     incorporation or organization)   Identification No.)

                          750 Tasman Drive
                     Milpitas, California  95035
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

The number of outstanding shares of the registrant's Common
Stock, $0.001 par value, was 18,562,903 as of September 30, 1998.



                             COM21, INC.

                                INDEX


PART I: FINANCIAL INFORMATION                                     Page

Item 1  Financial Statements

Condensed Balance Sheets - September 30, 1998 and                   3
December 31, 1997

Condensed Statements of Operations - Three and Nine                 4
Month periods ended September 30, 1998 and 1997

Condensed Statements of Cash Flows - Nine Months                    5
Ended September 30, 1998 and 1997

Notes to Condensed Financial Statements                             6

Item 2  Management's Discussion and Analysis of                     9
        Financial Condition and Results of Operations


PART II: OTHER INFORMATION

Item 1  Legal Proceedings                                          26

Item 2  Changes in Securities and Use of Proceeds                  27

Item 3  Defaults Upon Senior Securities                            27

Item 4  Submission of Matters to a Vote of Security Holders        27

Item 5  Other Information                                          28

Item 6  Exhibits and Reports on Form 8-K                           28

             Signatures                                            28

This report contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors" and elsewhere in this report.

PART I:  FINANCIAL INFORMATION
Item 1   Financial Statements

                        COM21, INC.
                 CONDENSED BALANCE SHEETS
    (In thousands, except share and par value amounts)
                        (Unaudited)

                                               September 30,  December 31,
                                                   1998           1997
ASSETS
Current assets:
 Cash and cash equivalents                      $  43,542      $  17,950
 Short-term investments                            23,926              -
 Accounts receivable (net of allowances of          7,004          5,036
  $790 and $121)
 Inventories                                        5,434          2,643
 Prepaid expenses and other                           831            430
                                                ----------     ----------
 Total current assets                              80,737         26,059
Property and equipment, net                         5,788          5,311
Other assets                                          256            203
                                                ----------     ----------
Total assets                                    $  86,781      $  31,573
                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $   3,628      $   2,832
 Accrued compensation and related benefits            974            871
 Deferred revenue                                   1,212          1,004
 Other current liabilities                          2,947            619
 Current portion of capital lease and debt
  obligations                                       1,289          1,210
                                                ----------     ----------
 Total current liabilities                         10,050          6,536
Deferred rent                                         279            246
Capital lease obligations                           1,125          1,320
Debt obligations                                       18            188
                                                ----------     ----------
Total liabilities                                  11,472          8,290
Stockholders' equity:
 Convertible preferred stock, $0.001 par value;
  5,000,000 shares and 22,000,000 shares
  authorized at September 30, 1998 and
  December 31, 1997; none and 9,957,604 issued
  and outstanding, at September 30, 1998 and
  December 31, 1997                                     -             10
 Common stock, $0.001 par value, 40,000,000
  shares and 35,000,000 shares authorized at
  September 30, 1998 and December 31, 1997;
  18,562,903 and 2,772,139 issued and outstanding
  at September 30, 1998 and December 31, 1997          19              3
 Additional paid-in capital                       121,625         58,722
 Deferred stock compensation                          (91)          (116)
 Unrealized gain on securities                          6              -
 Accumulated deficit                              (46,250)       (35,336)
                                                ----------     ----------
Total Equity                                       75,309         23,283
                                                ----------     ----------
Total liabilities and                           $  86,781      $  31,573
 stockholders' equity                           ==========     ==========

             See notes to condensed financial statements.

                             COM21, INC
                 CONDENSED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts)
                             (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                   --------------------  --------------------
                                     1998       1997       1998       1997
                                   ---------  ---------  ---------  ---------
Revenues:
 Product revenues                  $ 13,686   $  5,577   $ 29,417   $  8,455
 License fees - related party             -          -          -        500
                                   ---------  ---------  ---------  ---------
Total revenues                       13,686      5,577     29,417      8,955
Cost of product revenues              8,486      2,986     18,940      4,506
                                   ---------  ---------  ---------  ---------
Gross profit                          5,200      2,591     10,477      4,449
                                   ---------  ---------  ---------  ---------
Operating expenses:
 Research and development             4,692      3,309     13,362      9,478
 Sales and marketing                  2,615      1,363      6,722      3,378
 General and administrative           1,286        432      2,681      1,204
                                   ---------  ---------  ---------  ---------
  Total operating expenses            8,593      5,104     22,765     14,060
                                   ---------  ---------  ---------  ---------
Loss from operations                 (3,393)    (2,513)   (12,288)    (9,611)
Total other income, net                 915         34      1,388         53
                                   ---------  ---------  ---------  ---------
Loss before income taxes             (2,478)    (2,479)   (10,900)    (9,558)
Provision for income taxes                5          2         14         14
                                   ---------  ---------  ---------  ---------
Net loss                           $ (2,483)  $ (2,481)  $(10,914)  $ (9,572)
                                   =========  =========  =========  =========
Net loss per share,
 basic and diluted                 $  (0.14)  $  (0.23)  $  (0.72)  $  (1.00)
                                   =========  =========  =========  =========
Shares used in computation,          18,338     10,926     15,260      9,599
 basic and diluted                 =========  =========  =========  =========

             See notes to condensed financial statements.

                             COM21, INC.
                      STATEMENTS OF CASH FLOWS
                           (In thousands)
                             (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                -------------------------
                                                   1998           1997
                                                ----------     ----------
Cash used in operating activities:
 Net loss                                       $ (10,914)     $  (9,572)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                     2,517          1,408
  Interest expense-warrants                             -             72
  Deferred rent                                        33            157
  Gain on sale of investments                         (27)             -
 Changes in operating assets and liabilities:
  Accounts receivable                              (1,968)        (3,963)
  Inventories                                      (2,791)        (1,348)
  Prepaid expenses and other                         (186)          (287)
  Other assets                                        (53)           (98)
  Accounts payable                                    796            205
  Accrued compensation and related benefits           103          1,364
  Deferred revenue                                    208             70
  Other current liabilities                         2,328            144
                                                ----------     ----------
Net cash used in operating activities:             (9,954)       (11,848)
Cash used in investing activities:
 Purchases of investments                         (28,950)             -
 Proceeds from sale of investments                  5,057              -
 Purchases of property and equipment               (2,294)        (1,837)
                                                ----------     ----------
Net cash used in investing activities:            (26,187)        (1,837)
Cash flows from financing activities:
 Proceeds from issuance of stock, net              62,909         22,558
 Proceeds from issuance of debt obligations             -          2,100
 Repayments under capital lease obligations          (792)          (538)
 Repayments on debt obligations                      (384)        (2,112)
                                                ----------     ----------
Net cash provided by financing activities          61,733         22,008
Net change in cash and cash equivalents            25,592          8,323
Cash and cash equivalents at beginning of period   17,950         12,427
                                                ----------     ----------
Cash and cash equivalents at end of period      $  43,542      $  20,750
                                                ==========     ==========
Noncash investing and financing activities:
 Property and equipment acquired under
  capital lease                                  $    675      $     589
                                                 =========     ==========
 Deferred stock compensation                     $      -      $     136
                                                 =========     ==========
 Issuance of warrants in connection with         $      -      $      72
  debt obligations                               =========     ==========
 Assets acquired through lease financing         $    215      $       -
                                                 =========     ==========
             See notes to condensed financial statements

                             COM21, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                         September 30, 1998
                             (Unaudited)

1.  Business and Significant Accounting Policies
Business - Com21, Inc. (the "Company") was incorporated in Delaware in June 1992. The Company designs, develops, markets and sells value-added, high-speed communications solutions for the broadband access market. During 1997, the Company exited the development stage for financial reporting purposes as it completed its initial product development activities and commenced shipping product.

Unaudited Interim Financial Statements - The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

The results of operations for the three and nine months ended September 30, 1998 may not necessarily be indicative of the results to be expected for the fiscal year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (No. 333-48107), including the related prospectus dated May 21, 1998 as filed with the SEC.

Net Loss Per Share - In the fourth quarter of 1997, the Company adopted the SFAS No. 128, "Earnings Per Share" which requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted average of common shares outstanding for the period. In addition, all outstanding shares of preferred stock that were converted to shares of common stock in the initial public offering are included in the computation of outstanding common shares even when the effect is anti-dilutive. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase convertible preferred stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. EPS for all periods have been computed in accordance with SFAS No. 128.

2.  Comprehensive Loss
In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" requiring an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. The Company's comprehensive loss is comprised of net loss and unrealized gains on marketable securities held as available for sale investments. Comprehensive loss was $2,477,000 and $2,481,000, respectively, for the three month periods ended September 30, 1998 and September 30, 1997, and $10,908,000 and $9,572,000, respectively, for the nine month periods ended September 30, 1998 and September 30, 1997.



3.  Investments
The Company invests certain of its excess cash in debt instruments of the U.S. government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered short-term investments and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company classifies investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

At September 30, 1998 the Company's investments were all classified as available-for-sale and consisted primarily of obligations of the U.S. government ($39,487,000) and U.S.
corporate securities ($24,894,000).  As of September 30,
1998, all of the Company's investments were due within one year.

4.  Inventories
Inventories consist of :

                                               September 30,   December 31,
                                                    1998           1997
                                               -------------  -------------
                                                      (In thousands)
 Raw materials and sub-assemblies                $     632      $     633
 Work-in-process                                     1,453            980
 Finished goods                                      3,349          1,030
                                               -------------  -------------
                                                 $   5,434      $   2,643
                                               =============  =============

5.  Stockholders' equity
In May, 1998, the Company completed its initial public stock offering and issued 5,750,000 shares (including 750,000 shares issued in connection with the exercise of the underwriters' allotment option) of its Common Stock to the public at a price of $12.00 per share. The Company received net proceeds of approximately $62.8 million in cash. As of the closing date of the offering, all of the convertible preferred stock outstanding was converted into an aggregate of 9,957,604 shares of common stock.

6.  Litigation
In 1997 the Company received a written notice from Hybrid Networks, Inc. ("Hybrid") in which Hybrid claimed to have patent rights in certain cable modem technology and requested that the Company review its own products in light of Hybrid's alleged patent rights to U.S. Patent No. 5,586,121 (the "121 patent") issued on December 17, 1996 and entitled "Asymmetric Hybrid Access System and Method" and U.S. Patent No. 5,347,304 (the "304 patent") issued on September 13, 1994 and entitled "Remote Link Adapter for Use in TV Broadcast Data Transmission Systems" (collectively, the "Hybrid patents"). The Company informed Hybrid that it believes that the Company's products do not infringe any valid claim of the Hybrid patents. In January 1998, Hybrid filed an action against the Company in the U.S. District Court for the Eastern District of Virginia, accusing the Company of willfully infringing the Hybrid patents, among other claims. Subsequently, the Company filed suit for declaratory relief against Hybrid in the U.S. District Court for the Northern District of California asserting that it does not infringe the Hybrid patents and that the Hybrid patents are invalid. The Company then filed a motion in the Virginia District Court to transfer the action filed by Hybrid to the Northern District of California, and that motion was granted and the actions were consolidated in the Northern District of California on April 29, 1998. Hybrid's complaint seeks injunctive relief and unspecified damages, among other relief. Hybrid's complaint also identifies a pending application for reissuance of the 304 patent to broaden the scope of its claims, which the U.S. Patent and Trademark Office has allowed for reissuance with respect to certain claims, and states that once the reissue application is issued, it will be substituted for the 304 patent in the action. On April 21, 1998, the 304 patent was reissued as U.S. Patent No. Re. 35,774 (the "774 patent"). Formal discovery commenced on July 17, 1998. On about September 15, 1998, Hybrid filed an amended complaint that adds allegations against the company of willful infringement of the 774 patent. On September 24, 1998, the parties agreed to an order staying all proceedings in the litigation until January 4, 1999. The Court entered the order regarding stay of proceedings on September 29, 1998. The Company has received opinions of its patent counsel that the claims of the Hybrid patents, including the claims set forth in Hybrid's 774 patent as reissued, are either invalid or not infringed by the Company's products. However, there can be no assurance that some or all of the Company's products will not ultimately be determined to infringe the Hybrid patents, including the 774 patent as reissued, and the Company anticipates that Hybrid will continue to pursue litigation with respect to these claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in the Hybrid litigation, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to the Company's products, the Company could be required to pay substantial damages, including treble damages if the Company is held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. There can be no assurance that licenses will be available from Hybrid, or any other third party that asserts intellectual property claims against the Company, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, there can be no assurance that the Hybrid matter will not have a material adverse effect on the Company's business, operating results and financial condition. Because of the early stage of this litigation, and because Hybrid has sought unspecified damages, neither the ultimate outcome of this litigation nor any costs and payments resulting from the litigation or any settlement can presently be determined. Accordingly, no provision for any loss which may result from the Hybrid litigation has been recorded in the accompanying financial statements.


PART I:  FINANCIAL INFORMATION
ITEM 2


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

Overview
Com21, Inc. ("the Company" or "Com21") designs, develops, markets and sells value-added, high-speed communications solutions for the broadband access market. The Company's ComUNITY Access system enables cable operators to provide high-speed, cost-effective Internet access to corporate telecommuter, small office/home office ("SOHO") and residential users in the U.S. and internationally, and enables them to address the distinct price, performance, security and other needs of these different end-user groups. Com21's products include cable modems, headend equipment, network management software and noise containment technologies.

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

The Company's revenues consist primarily of sales of cable modems, headend equipment and, to a lesser extent, the licensing of network management software. The Company recognizes revenue upon commercial shipment of its products. As the cable operators that purchase the Company's products make data-over-cable services broadly available to their customers, the Company expects its product mix to continue to shift more heavily toward sales of cable modems. Pursuant to a Technology License and Reseller Agreement with 3Com (the "3Com Agreement"), the Company received certain non-refundable technology fees in the quarters ended June 30, 1996 and March 31, 1997. In addition, the terms of the 3Com Agreement provide that, until December 31, 1998, 3Com is obligated to pay a per unit royalty fee on sales by 3Com of the first 100,000 cable modems incorporating the Company's technology. 3Com prepaid $1.0 million of this obligation in April 1996, and the Company recorded this payment as deferred revenue. The Company will earn such revenues on the earlier of (i) the sale of the Company's cable modems by 3Com or (ii) at the expiration of the royalty period on December 31, 1998. Through September 30, 1998 an aggregate of approximately $1.5 million has been recognized as technology licensing fees and royalties pursuant to this agreement and approximately $1.0 million remains as deferred revenue to be recognized at the expiration of the royalty period on December 31, 1998.

To date, gross margin on sales of headend and related equipment and software licenses has been significantly higher than gross margin on sales of cable modems. The Company expects to experience decreasing average selling prices of its cable modems due to greater competition and price sensitivity of cable modem sales particularly as interoperable DOCSIS compliant products become widely available from multiple vendors.

DOCSIS, the Data Over Cable Service Interface Specification project, is a listing of vendor independent specifications managed by Cablelabs and begun by Multimedia Cable Network System (MCNS) Partners, L.P., a consortium of major cable television system operators, that seeks to make the equipment supporting data communications services over Hybrid Fiber Coax (HFC) interoperable. Interoperability of cable networking equipment will lead to greater competition as the market for interoperable cable modems is opened to multiple vendors and greater price competition.

Com21 tests and assembles headend equipment in the Company's facility in Milpitas, California. The Company outsources turnkey manufacturing of its cable modems to Celestica, a contract manufacturer located in Toronto, Canada. The Company has taken, and continues to take, steps to reduce the manufacturing costs of its cable modem products by consolidating functionality and component parts into ASICs, making them easier to manufacture, using parts the Company believes will be sold in high volume by a number of vendors. The Company is also working with Celestica to facilitate more efficient manufacturing of the Company's cable modems and to enable Com21 to benefit from Celestica's volume purchasing capability. However, there can be no assurance that such cost-reduction efforts will be successful.

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of headend equipment, cable modems and network management software. As of September 30, 1998, all research and development costs had been expensed as incurred. The Company believes that continued investment in research and development is critical to attaining its strategic product and cost reduction objectives and, as a result, expects these expenses to increase in absolute dollars in the future. Sales and marketing expenses consist of salaries and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade show and promotional expenditures. The Company intends to pursue sales and marketing campaigns aggressively and therefore expects these expenses to increase in absolute dollars in the future. In addition, the Company expects that it may be required to devote resources to the development of a retail or other end user sales channel, which would also result in an increase in sales and marketing expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, accounting and administrative personnel, recruiting expenses, professional fees and other general corporate expenses. The Company expects general and administrative expenses to increase in absolute dollars as the Company incurs legal costs related to its defense of the Hybrid litigation, adds personnel and incurs additional costs related to the growth of its business and operation as a public company.

The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including its financial systems. The Company also relies, directly or indirectly, on the external systems of business enterprises such as customers and suppliers. The Company has initiated its efforts to prepare its internal systems for the year 2000. The Company is also assessing the capability of its products to handle the year 2000 and is currently addressing product issues. Despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve such impact without disruption of its business or without incurring significant expense. The Company is also contacting critical suppliers of products and services to determine that the suppliers' operations and the products and they provide are year 2000 compliant or to monitor their progress toward year 2000 compliance. Even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company's business, operating results and financial condition could be materially adversely affected through disruption in the operation of the enterprises with which the Company interacts. See "Risk Factors-Year 2000 Compliance."

Results of Operations
Total Revenues - Total revenues increased 145% from $5.6 million in the third quarter of 1997 to $13.7 million in the third quarter of 1998, and increased 228% from $9.0 million for the first nine months of 1997 to $29.4 million for the first nine months of 1998. Both cable modems and headend products experienced sales growth over the comparable quarter and nine month period in the prior year as demand for the Company's products continued to be strong. Cable modem revenue increased at a greater rate than headend products as the Company's installed base of headend products was able to support a greater number of cable modems. Cable modem sales accounted for 62.6% of total revenue in the third quarter of 1998 as compared to 31.5% in the third quarter of 1997 and cable modem sales accounted for 53.5% of revenue in the nine months ended September 30, 1998 as compared to 28.7% for the nine months ended September 30, 1997. Headend product sales accounted for 36.4% of total revenue in the third quarter of 1998 as compared to 57.2% in the third quarter of 1997 and headend product sales accounted for 44.8% of revenue in the nine months ended September 30, 1998 as compared to 60.5% for the nine months ended September 30, 1997. The remaining balance of revenue is related to the Company's network management software. The average sales price of cable modems continued to gradually decline during the third quarter of 1998 due to competitive pricing pressure. The Company anticipates that average sales prices of cable modems will continue to decline at a faster rate in the face of competition and the adoption of industry standards such as DOCSIS. During the quarter ended September 30, 1998 international sales accounted for 51% of total revenues, decreasing from the 70% of international sales in the third quarter of 1997. This decrease was primarily due to a greater proportional increase in sales of all products to large domestic cable companies.

Gross Margins - Gross margins decreased from 46.5% in the third quarter of 1997 to 38.0% in the third quarter of 1998, and decreased from 49.7% for the first nine months of 1997 to 35.6% for the first nine months of 1998. The decrease is due primarily to a shift in product mix from the higher margin headend equipment to the lower margin cable modems. The decrease in margin during the periods was partially offset by a decrease in the cost of cable modems as the Company's cable modem cost reduction program led to lower costs of modems during the quarter. The benefits obtained as a result of this cost reduction program were partially offset by a decrease in the average sales price of cable modems. The Company is continuing its focus on cost reduction efforts on cable modems and anticipates continued benefits obtained as a result of this program. These benefits are expected to be partially offset by decreases in the average sales price of modems.

Research and Development - Research and development expenses increased 42% from $3.3 million in the third quarter of 1997 to $4.7 million in the third quarter of 1998, and increased 41% from $9.5 million for the first nine months of 1997 to $13.4 million for the first nine months of 1998. The increase was attributable to higher costs related primarily to increased personnel and equipment related costs. The Company expects these expenses to increase in absolute dollars in the future as the Company continues its investment in research and development.

Sales and Marketing - Sales and marketing expenses increased 92% from $1.4 million in the third quarter of 1997 to $2.6 million in the third quarter of 1998, and increased 99% from $3.4 million for the first nine months of 1997 to $6.7 million for the first nine months of 1998. The increase was attributable to higher costs associated with increased personnel, commissions on increased sales, consulting and more trade advertising and promotion. The Company increased its sales and marketing headcount with domestic sales and support staff and with international sales personnel. The Company intends to pursue sales and marketing campaigns aggressively and expand its sales presence domestically and internationally, and therefore expects these expenses to increase in absolute dollars in the future.

General and Administrative - General and administrative
expenses increased 198% from          $0.4 million in the
third quarter of 1997 to $1.3 million in the third quarter of 1998, and increased 123% from $1.2 million for the first nine months of 1997 to $2.7 million for the first nine months of 1998. The increase was attributable to higher legal expenses, increased salary costs and higher consulting costs related to recruiting. The Company expects general and administrative expenses to increase in absolute dollars as the Company continues to incur legal costs related to litigation, adds personnel and incurs additional costs related to the growth of its business.

Total Other Income, Net - Total other income, net increased from $34,000 in the third quarter of 1997 to $915,000 in the third quarter of 1998, and increased from $53,000 for the first nine months of 1997 to $1.4 million for the first nine months of 1998. The increase was attributable to earnings on higher cash balances available during the first nine months of 1998, due primarily to the net cash received of $62.8 million from the Company's initial public offering of common stock in May 1998.

Liquidity and Capital Resources
At September 30, 1998 the Company's cash and cash equivalents and short-term investments were $67.5 million, compared to $18.0 million at December 31, 1997, an increase of $49.5 million. The increase is primarily a result of cash generated from financing activities of $61.7 million during the period largely resulting from the $62.8 million in net proceeds received from the initial public offering of the Company's common stock in May 1998. These cash flows were partially offset by cash outflows from operating activities of $10.0 million primarily driven by a $10.9 million net loss for the nine months ended September 30, 1998 and cash used in investing in property and equipment of $2.3 million. The Company's capital requirements primarily relate to the working capital requirements and investments in property and equipment. The Company has funded its operations primarily through its initial public offering of common stock and private sales of common and preferred stock.

At September 30, 1998, the Company had a $5.0 million line of credit subject to borrowing base requirements. To date, the Company has not drawn upon its line of credit. Other than capital lease commitments, the Company has no material commitments for capital expenditures. However, the Company anticipates it may increase its capital expenditures and may increase lease commitments consistent with anticipated growth in operations, infrastructure and personnel. The Company intends to establish sales offices and lease additional space, which will require it to commit to additional lease obligations, purchase equipment and install leasehold improvements.

The Company believes that the current cash and cash equivalents, will be sufficient to meet its anticipated cash requirements for the next twelve months, although the Company may seek to raise additional capital during that time period.

Risk Factors
Limited Operating History; History of Losses; No Assurance of Profitability - The Company did not commence product shipments until April 1997, and, as a result, has a limited operating history upon which investors may evaluate the Company and its prospects. The Company has incurred net losses since its inception and expects to continue to operate at a loss through at least fiscal 1999. As of September 30, 1998, the Company had an accumulated deficit of approximately $46.3 million. Because the market for the Company's products is new and evolving, the Company cannot accurately predict the future growth rate, if any, or the ultimate size of the data-over-cable market. To achieve profitable operations on a continuing basis, the Company must successfully design, develop, test, manufacture, introduce, market and distribute its products on a broad commercial basis. There can be no assurance that the Company will ever achieve profitability. The Company's ability to generate future revenues will depend on a number of factors, many of which are beyond the Company's control. Such factors include the rate at which cable operators upgrade their cable infrastructures, the ability of the Company and cable operators to coordinate timely and effective marketing campaigns with the availability of such upgrades, the success of the cable operators in marketing data-over-cable services and the Company's modems to subscribers, the prices that the cable operators set for data transmission installation service and the installation of subscriber site equipment, and the rate at which the cable operators can complete the installations required to initiate service for new subscribers. As a result of the foregoing factors, the Company is unable to forecast its revenues or the rate at which the Company's systems will be adopted by cable operators with any degree of accuracy. Accordingly, there can be no assurance that the Company will ever achieve, or be able to sustain, profitability.

Competing Technologies and Evolving Industry Standards - The market for high-speed data transmission services is characterized by several competing technologies that offer alternative solutions. Competitive technologies include telco-related wireline technologies that utilize telephone copper twisted-pair wiring, such as Integrated Services Digital Network ("ISDN") and digital subscriber line ("DSL") implementations, as well as wireless technologies such as local multipoint distribution service ("LMDS"), multichannel multipoint distribution service ("MMDS") and direct broadcast satellite ("DBS"). In addition, a modulation technology developed by one of the Company's competitors is now commercially available. Significant market acceptance of alternative solutions for high-speed data transmission could decrease the demand for the Company's products if such alternatives are viewed as providing faster access, greater reliability, increased cost-effectiveness or other advantages. Because of the ubiquity of the telephone network infrastructure, competition from telco-related solutions is expected to be intense. There can be no assurance that cable modem technology will compete effectively against wireline or wireless technologies in the market for high bandwidth access in the local loop.

The Company's headend equipment and cable modem products currently are not interoperable with the headend equipment and modems of other suppliers of broadband Internet access products. As a result, potential customers who wish to purchase broadband Internet access products from multiple suppliers may be reluctant to purchase the Company's products. The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telcos, could require the Company to redesign its products. The Company's products are not currently in full compliance with the standards and developing specifications proposed by Digital Audio Video Interactive Council and Digital and Video Broadcast Organization ("DAVIC/DVB"), Data Over Cable Service Interface Specification (DOCSIS), Institute of Electrical and Electronics Engineers, Inc. ("IEEE") or Internet Engineering Task Force ("IETF"), and other relevant standards bodies. The Company expects the DOCSIS standard to achieve substantial market acceptance, and the Company is currently developing DOCSIS compliant products. When such standards become widespread and if the Company's products are not in compliance, the Company's customers and potential customers may refuse to purchase the Company's products, which would materially adversely affect its business, operating results and financial condition. Moreover, different implementations of the same specification could potentially slow deployment of the Company's products if such different implementations cause the Company's products to fail to become interoperable with other companies' products. The anticipated widespread adoption of the DOCSIS standard is likely to cause aggressive price competition and further, such adoption could result in lower sales of headend products and licensing of the network management software by the Company. Any such aggressive price competition or reduction in sales of headend products would result in downward pressure on the Company's gross margin, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Potential Fluctuations in Operating Results - The Company's operating results are likely to fluctuate significantly in the future on a quarterly and annual basis as a result of a variety of factors, many of which are beyond the Company's control. Factors that will influence the Company's operating results include: (i) the Company's ability to retain existing cable operator customers, to attract new customers at a steady rate, to maintain customer satisfaction and to obtain significant orders; (ii) the announcement or introduction of new services and products by the Company and its competitors and the timely introduction of DOCSIS compliant products by the Company; (iii) the Company's ability to manage inventory and fulfillment operations; (iv) the timing of upgrades of cable plants to hybrid fiber-coaxial ("HFC") and the ability and willingness of cable operators to deploy cable modems and offer either one-way or two-way data transmission service;
(v) the Company's product mix; (vi) price competition or pricing changes in the Internet, cable and telecommunication industries, pricing of the Company's products and its ability to reduce to the costs of its products over time; (vii) the level of use of the Internet as a replacement for private wide area networks; (viii) the Company's ability to develop new products in a timely and cost-effective manner; (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business; operating results and infrastructure; (x) governmental regulation; and
(xi) general economic conditions and economic conditions specific to the cable and electronic data transmission industries.

The Company anticipates that it will experience decreases in the average selling price of its cable modem products and that it may experience declines in the average selling prices of its other products. Any price decline that is not offset by a decline in the cost of the product could have an adverse effect on the Company's gross margin. The sales mix of the Company's headend equipment and modems also affects its gross margin. The Company's modems have a lower gross margin than does the Company's headend equipment. The Company anticipates that its sales mix will be increasingly weighted toward modems in the foreseeable future, as headends become more broadly deployed and as DOCSIS compliant products are deployed by cable operators. As a result, the Company expects to experience continued downward price pressure on its gross margin in part offset by cost reduction programs. Due to all of the foregoing factors, it is likely that the Company's operating results in one or more future periods will fail to meet or exceed the expectations of securities analysts or investors. In such event, the trading price of the Common Stock would likely be materially adversely affected.

Early Stage of Market for Cable Modems; Unproven Widespread Acceptance of the Company's Products - The Company's success will depend on the timely adoption of its products by cable operators and end-users. The market for the Company's products is rapidly evolving and is characterized by an increasing number of market entrants that have introduced or developed, or are in the process of introducing or developing, cable modem systems, including headend equipment, cable modems and system management software, that compete with the Company's products. Critical issues concerning the use of cable modems, including security, reliability, cost, ease of deployment and administration, and quality of service, remain largely unresolved and may adversely affect the Company's growth and the market acceptance of its products. Because the market for the Company's products is new and evolving, the Company cannot accurately predict the future growth rate, if any, or the ultimate size of the cable modem market. If the market fails to develop, or develops more slowly than expected, the Company's business, operating results and financial condition would be materially adversely affected. Some cable operators will, prior to purchasing the Company's products, require that their internal technical personnel or their internet data service provider certify the Company's products for integration into their systems. There can be no assurance that certification of the Company's products will occur in a timely manner, if at all, or that the Company, in order for its products to be certified will not have to make significant modifications to its products. Failure to become certified could render the Company unable to deploy its products in timely manner, or at all, with one or more cable operators. Any or all of these possibilities could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the market for cable modems will develop as the Company anticipates, or that the Company will be able to compete with new entrants to the market should the market develop. There can be no assurance that the Company's products will achieve a widespread acceptance in their markets, and the failure of the Company's products to achieve such market acceptance would have a material adverse effect upon the Company's business, operating results and financial condition.

Dependence on Cable Operators - The Company currently depends on cable operators to purchase its headend equipment and cable modems and to market data transmission service to end-users. Cable operators have a limited number of programming channels over which they can offer services, and there can be no assurance that they will choose to provide data transmission services to their subscribers. Even if a cable operator chooses to provide data transmission services, there can be no assurance that it would choose the Company's products. The future success of services providing data transmission over cable will depend, in large part, upon the ability of cable systems to support two-way communications. While many cable operators are in the process of upgrading, or have announced their intention to upgrade, their cable infrastructures to HFC to provide increased quality and speed of transmission and, in certain cases, two-way transmission capabilities, many cable operators, particularly cable operators in the U.S., have delayed their planned upgrades. Cable operators have limited experience with such upgrades, and investments in upgrades place a significant strain on the financial, managerial, operational and other resources of the cable operators, most of which are already highly leveraged and face intense competition from telephone companies, satellite television and broadband wireless system operators. Cable operators may not have the capital required to upgrade their infrastructure or to offer new services that require substantial start-up costs. As a result, it is uncertain whether cable operators will upgrade to HFC or whether they will offer additional services, such as Internet access in the near term, or at all. After installation, the Company will be highly dependent on cable operators to continue to maintain their cable infrastructure in such a manner that the Company's products will operate at a consistently high performance level and reliable environment. Accordingly, the success and future growth of the Company's business will be subject to economic and other factors affecting the cable television industry generally, particularly the industry's ability to continue to finance the substantial capital expenditures necessary to use the Company's products effectively.

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

Competition - The markets for the Company's products are intensely competitive, rapidly evolving and subject to rapid technological change. The principal competitive factors in this market include, or are likely to include, product performance and features, reliability, technical support and service, relationships with cable system operators and systems integrators, compliance with industry standards, compatibility with the products of other suppliers, sales and distribution interoperability, strength of brand name, price, long-term cost of ownership to cable operators and general industry and economic conditions. Many of the Company's current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and distribution resources than the Company. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results and financial condition. In response to changes in the competitive environment, the Company may make certain pricing, service, marketing or other strategic decisions that could have a material adverse effect on the Company's business, operating results or financial condition. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, products that will offer price or performance superior to that of the Company's products. The Company believes that the broad adoption of DOCSIS will cause increased competition, which is likely to negatively affect the Company's gross margin. Competitors may more quickly develop DOCSIS compliant products. Current customers of the Company that move to the DOCSIS platform could choose alternative cable modem suppliers, or choose to purchase DOCSIS compliant cable modems from multiple suppliers. Such competition could materially adversely affect the Company's business, operating results and financial condition.

The Company's current and potential competitors include 3Com, Cisco, the LANcity division of Bay Networks, Inc., Hybrid Networks, Inc. ("Hybrid"), General Instrument Corporation, Motorola, Inc., Terayon Communication Systems, Inc., Samsung Electronics Company, LTD and Zenith Electronics Corporation, as well as some large consumer electronics companies, such as Matsushita Electronic Industrial Co., Ltd. (which markets products under the brand name Panasonic), Sony Corp., Thomson Consumer Electronics International S.A. and Toshiba America, Inc. Some of these competitors have existing relationships with many of the Company's prospective customers. There can be no assurance that the Company will establish relationships with cable operators who have existing relationships with those competitors, and failure to establish such relationships could have a material adverse effect on the Company's business, operating results and financial condition. As the DOCSIS specification is adopted for the North American market, the distribution of cable modems may move into the retail channel. If this occurs, the large consumer electronics companies could gain a competitive advantage, due to their well-established retail distribution capabilities. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

Lengthy Sales Cycle - The sale of the Company's products typically involves a significant technical evaluation and commitment of capital and other resources by cable operators, with delays frequently associated with cable operators' internal procedures to approve large capital expenditures, to engineer deployment of new technologies within their networks and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy, generally lasting six to twelve months, and is subject to a number of significant risks, including cable operators' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. The announcement and projected product introduction of DOCSIS compliant products have already affected sales cycles, as most domestic cable operators have chosen to delay large scale deployment of cable modems until DOCSIS compliant products are available. Because of the lengthy sales cycle, if deployments forecasted for a specific cable operator for a particular period are not realized in that period, the Company's operating results for that period could be materially adversely affected.

Need to Reduce Cost of Modems - Certain of the Company's competitors currently offer modems at prices lower than those of the Company's modems. Market acceptance of the Company's products, and the Company's future success, will depend in significant part on the cost of its modems. The Company expects that as headend equipment becomes more widely deployed, the price of modems and other products will decline. In particular, Company believes that the adoption of industry standards such as DOCSIS will cause increased price competition for cable modems. However, there can be no assurance that the Company will be able to continually reduce the cost of its modems sufficiently to enable it to compete with other cable modem suppliers. If the Company is unable to reduce the cost of its cable modems, its gross margin and profitability would be adversely affected. In order to address ongoing competitive and pricing pressures, the Company will have to reduce the cost of manufacturing its cable modems. The Company is dependent on its manufacturers to secure components at favorable prices, and there can be no assurance that additional volume purchase or manufacturing arrangements will be available to the Company on terms that the Company considers acceptable, if at all. To the extent that the Company enters into a high-volume or long-term purchase or supply arrangement and subsequently decides that it cannot use the products or services provided for in the agreement, the Company's business, operating results and financial condition could be materially adversely affected.

Patents and Proprietary Rights; Patent Litigation - The Company relies on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect its proprietary rights. These measures afford only limited protection. The Company currently has five issued U.S. patents and several pending patent applications. There can be no assurance that the Company's means of protecting its proprietary rights in the U.S. or abroad will be adequate or that competitors will not independently develop similar technologies. The Company's future success will depend in part on its ability to protect its proprietary rights to the technologies used in its principal products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use trade secrets or other information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the U.S. There can be no assurance that any issued patent will preserve the Company's proprietary position, or that competitors or others will not develop technologies similar to or superior to the Company's technology. Failure of the Company to enforce and protect its intellectual property rights could have a material adverse effect on the Company's business, operating results and financial condition.

From time to time, third parties, including competitors of the Company, have asserted patent, copyright and other intellectual property rights to technologies that are important to the Company. The Company expects that it will increasingly be subject to infringement claims as the number of products and competitors in the cable modem market grows and the functionality of products overlaps. In this regard, in 1997 the Company received a written notice from Hybrid in which Hybrid claimed to have patent rights in certain cable modem technology and requested that the Company review its own products in light of Hybrid's alleged patent rights to U.S. Patent No. 5,586,121 (the "121 patent") issued on December 17, 1996 and entitled "Asymmetric Hybrid Access System and Method" and U.S. Patent No. 5,347,304 (the "304 patent") issued on September 13, 1994 and entitled "Remote Link Adapter for Use in TV Broadcast Data Transmission Systems" (collectively, the "Hybrid patents"). The Company informed Hybrid that it believes that the Company's products do not infringe any valid claim of the Hybrid patents. In January 1998, Hybrid filed an action against the Company in the U.S. District Court for the Eastern District of Virginia, accusing the Company of willfully infringing the Hybrid patents, among other claims. Subsequently, the Company filed suit for declaratory relief against Hybrid in the U.S. District Court for the Northern District of California asserting that it does not infringe the Hybrid patents and that the Hybrid patents are invalid. The Company then filed a motion in the Virginia District Court to transfer the action filed by Hybrid to the Northern District of California, and that motion was granted and the actions were consolidated in the Northern District of California on April 29, 1998. Hybrid's January, 1998 complaint seeks injunctive relief and unspecified damages, among other relief. Hybrid's complaint also identifies a pending application for reissuance of the 304 patent to broaden the scope of its claims, which the U.S. Patent and Trademark Office has allowed for reissuance with respect to certain claims, and states that once the reissue application is issued, it will be substituted for the 304 patent in the action. On April 21, 1998, the 304 patent was reissued as U.S. Patent No. Re. 35,774 (the "774 patent"). Formal discovery commenced on July 17, 1998. On about September 15, 1998, Hybrid filed an amended complaint that adds allegations against the company of willful infringement of the 774 patent. On September 24, 1998, the parties agreed to an order staying all proceedings in the litigation until January 4, 1999. The Court entered the order regarding stay of proceedings on September 29, 1998. The Company has received opinions of its patent counsel that the claims of the Hybrid patents, including the claims set forth in Hybrid's 774 patent as reissued, are either invalid or not infringed by the Company's products. However, there can be no assurance that some or all of the Company's products will not ultimately be determined to infringe the Hybrid patents, including the 774 patent as reissued, and the Company anticipates that Hybrid will continue to pursue litigation with respect to these claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in the Hybrid litigation, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to the Company's products, the Company could be required to pay substantial damages, including treble damages if the Company is held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. There can be no assurance that licenses will be available from Hybrid, or any other third party that asserts intellectual property claims against the Company, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, Celestica, a contract manufacturer for the Company, has been named in the suit and the Company has agreed to indemnify Celestica for costs related to this litigation. Accordingly, there can be no assurance that the Hybrid matter, or any other infringement claim or litigation against or by the Company, will not have a material adverse effect on the Company's business, operating results and financial condition.

Because of the early stage of this litigation, and because Hybrid has sought unspecified damages, neither the ultimate outcome of this litigation nor any costs and payments resulting from the litigation or any settlement can presently be determined. Accordingly, no provision for any loss which may result from the Hybrid litigation has been recorded in the accompanying financial statements.

Dependence on Key Personnel and Hiring of Additional Personnel - The Company's future success will depend to a significant extent on the ability of its management to operate effectively, both individually and as a group. Given the Company's early stage of development, the Company is dependent on its ability to retain and motivate high quality personnel, in addition to attracting new personnel. Competition for qualified personnel in the cable networking equipment and telecommunications industries is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company believes that there may be only a limited number of persons with the requisite skills to serve in those positions and it may become increasingly difficult to hire such persons. The Company is seeking to hire additional skilled engineers for research and development, who are in short supply. The Company's business, operating results and financial condition could be adversely affected if it encounters delays in hiring additional engineers. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. The Company does not have employment contracts with any of its key personnel, nor does it maintain key person life insurance on its key personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence Upon Strategic Relationships - The Company's business strategy relies to a significant extent on its strategic relationships with other companies. These relationships include software license arrangements with third party vendors pursuant to which the Company incorporates software into its network management system, as well as marketing arrangements with Philips and Siemens. Further, in developing an DOCSIS compliant modem the Company is working with Cisco to ensure the interoperability of this modem with Cisco's previously announced DOCSIS compliant Universal Broadband Router. There can be no assurance that these relationships will be successful or that the Company will continue to maintain or develop strategic relationships or to replace strategic partners in the event any such relationships were terminated or that licenses between the Company and any third party will be renewed or extended at their expiration dates. The Company's failure to renew or extend a key license or maintain any strategic relationship could materially and adversely affect the Company's business, operating results and financial condition.

Limited Manufacturing Experience; Dependence on Third-Party Manufacturing - The Company relies on contract manufacturers for the manufacture of certain of its products. In particular, the Company relies upon CMC Industries, Inc. ("CMC") for the manufacture of printed circuit assemblies for its headend products and upon Celestica for the manufacture of its modems. The Company maintains only a limited in-house manufacturing capability for final assembly, testing and integration of headend products. The Company's future success will depend, in significant part, on its ability to manufacture, or have others manufacture, cost-effectively and in volumes sufficient to meet customer demand. There are a number of risks associated with the Company's dependence upon third party manufacturers, including, but not limited to, reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity during periods of excess demand, limited warranties on products supplied to the Company, increases in prices and the potential misappropriation of the Company's intellectual property. A manufacturing disruption could impact the production of the Company's products for a substantial period of time, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of product, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company will not experience manufacturing or supply problems in the future from any of its manufacturers. While to date the Company has not experienced any such manufacturing supply problems, any such difficulties, if experienced in the future, could have a material adverse effect on the Company's business, operating results and financial condition.

In addition, Celestica is a foreign corporation, and the Company may increase its use of foreign manufacturers in the future. Any foreign or domestic regulations regarding foreign exports and imports, trade barriers and tariffs currently in place or imposed in the future could materially and adversely affect the Company's ability to obtain modems. Because lead times for some materials needed to produce modems and headend equipment can be between eight and 16 weeks, the Company may not be able to meet the demand for its products, which could adversely affect the Company's ability to support cable operators' expansion of cable modem service to cable operators' customers. The Company has had only limited experience manufacturing and arranging for the manufacture of its products, and there can be no assurance that the Company or any manufacturer of the Company's products will be successful in increasing its manufacturing volume. The Company may need to procure additional manufacturing facilities and equipment, adopt new inventory controls and procedures, substantially increase its personnel and revise its quality assurance and testing practices, and there can be no assurance that any of these efforts will be successful.

Sole-Sourced Components and Dependency on Key Suppliers - Certain parts, components and equipment used in the Company's products are obtained from sole sources of supply. For example, the Company has designed its headend equipment to incorporate a radio frequency modulation chip from one specific vendor, transmit/receive components from another and the Asynchronous Transfer Mode ("ATM") headend switch from still another. Additional sole-sourced parts may be incorporated into the Company's equipment in the future. The Company has entered into long term supply contracts to ensure sources of supply for various components necessary to manufacture the Company's products and anticipates entering into additional long-term supply contracts. However, if the Company fails to obtain components in sufficient quantities when required, this failure could have an adverse impact on the Company's operating results and financial condition. The Company's suppliers also sell products to the Company's competitors. There can be no assurance that the Company's suppliers will not enter into exclusive arrangements with the Company's competitors, stop selling their products or components to the Company at commercially reasonable prices or refuse to sell their products or components to the Company at any price. The Company's inability to obtain sufficient quantities of sole-sourced components, or to develop alternative sources for components and/or products would have a material adverse effect on the Company's business, operating result and financial condition. The Company relies on several companies, including Stanford Telecommunications, Inc. and Broadcom Corp., suppliers of modulation and demodulation components; Atmel Corporation, the fabricator of the Company's semiconductor devices; Virata Limited, formerly Advanced Telecommunications Modules Limited (ATML), a supplier of ATM switches; and Hewlett-Packard Company, supplier of HP Openview software; Wind River Systems, supplier of embedded software; and Objectivity, Inc., supplier of an object database. If any of these manufacturers delay or halt production of any of the Company's products such failure could have a material adverse effect on the Company's business, operating results and financial condition.

Customer Concentration - The Company's customer base is highly concentrated. A relatively small number of customers has accounted for a significant portion of the Company's revenues to date, and the Company expects that this trend will continue for the foreseeable future. During the nine months ended September 30, 1998, revenues attributable the Company's top three customers, TCI, Siemens and Philips, accounted for 29%, 16% and 15% of total revenues, respectively. The Company expects that its largest customers in future periods could be different from its largest customers in prior periods due to a variety of factors, including customers' deployment schedules and budget considerations. Because a limited number of cable operators account for a majority of the Company's prospective customers, the Company's future success will depend upon its ability to establish and maintain relationships with these companies. Any reduction or delay in sales of the Company's products to any of these current significant customers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will retain these current accounts or that it will be able to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of homes passed are controlled by a relatively small number of cable operators. The loss of one or more of the Company's customers or the inability of the Company to successfully develop relationships with additional significant cable operators could have a material adverse effect on the Company's business, operating results and financial condition.

Risks Associated with New Product Development - The market for cable modem systems and products is characterized by rapidly changing technologies and short product life cycles. The Company's future success will depend in large part upon the Company's ability to identify and respond to emerging technological trends in the market, develop and maintain competitive products, enhance its products by adding innovative features that differentiate its products from those of its competitors, bring products to market on a timely basis at competitive prices and respond effectively to new technological changes or new product announcements by others. There can be no assurance that product development and enhancements will not take longer than planned, or that having to rework portions of the effort will not delay the date of the targeted delivery of future products. There can be no assurance that the Company's design and introduction schedules for new products or additions or enhancements to its existing and future products will be met. The Company's future success will depend in part upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new products and features that meet changing customer requirements and emerging industry standards. In particular, as the DOCSIS specification is emerging for the North American market with potential deployment internationally and the Company's success in penetrating this market will depend on its ability to successfully develop, introduce in a timely manner and market DOCSIS compliant products. In making new product decisions, the Company must anticipate well in advance future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, industry standards and competitive product offerings. The technical innovations required for the Company to remain competitive are inherently complex, require long development cycles and are dependent in some cases on sole source suppliers. The Company will be required to continue to invest in research and development in order to attempt to maintain and enhance its existing technologies and products, and there can be no assurance that it will have the funds available to do so, or that such investments will serve the needs of customers or be compatible with changing technological requirements or standards. Much of such expenses must be incurred before the technical feasibility or commercial viability can be ascertained. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements.

Need to Develop Additional Distribution Channels - The Company presently focuses on selling its products to cable operators and systems integrators. The Company believes that much of the North American cable modem market may shift to a consumer purchase model. Accordingly, the Company anticipates that it will shift a greater amount of focus to selling its modems directly to consumer selling channels. Thus, it will need to focus its efforts on developing new distribution channels for its products. There can be no assurance that the Company will be able to develop such additional distribution channels, or that, if the Company does establish additional channels, it will have the capital required or the ability to hire the additional personnel necessary to foster and enhance such distribution channels. In addition, there can be no assurance that the Company can form relationships with retail distribution to establish such a channel. Failure by the Company to establish such channels could have a material adverse affect on the Company's business, operating results and financial condition. To the extent that large consumer electronics companies enter the cable modem market, their well established retail distribution capabilities would provide them with a significant competitive advantage.

Risks Associated with International Markets - During the nine months ended September 30, 1998, revenues attributable to international customers accounted for 49% of total revenues. The Company expects that a significant portion of its sales will continue to be concentrated in international markets for the foreseeable future. The Company intends to expand operations in the international markets that it serves currently and to enter new international markets, which will demand management attention and financial commitment. There can be no assurance that the Company will successfully expand its international operations. In addition, a successful expansion by the Company of its international operations and sales in certain markets will require the Company to develop relationships with international systems integrators and distributors. There can be no assurance that the Company will identify, attract or retain suitable international systems integrators or distributors or, that if such parties are identified, that successful relationships will result. Further, to increase revenues in international markets, the Company will need to continue to establish foreign operations, to hire additional personnel to run such operations and maintain good relations with its foreign systems integrators and distributors. To the extent that the Company is unable to successfully do so, the Company's growth in international sales will be limited. The failure to expand international sales could have a material adverse effect on the Company's business, operating results and financial condition.

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

Risks Associated with Regulation of Information Security Products - The Company's products make use of encryption, and are therefore subject to export restrictions administered by the U.S. Department of Commerce, which permit the export of encryption products only with the required level of export license. The Company may therefore be at a disadvantage in competing for international sales compared to companies located outside the U.S. that are not subject to such restrictions. International customers may be unwilling to purchase the Company's products that are eligible for export due to perceptions that such products are inferior to those marketed within the U.S., may contain undocumented features which undermine the products' security architecture, or are required to incorporate security features which are unacceptable to the customer. Although the Company has been granted all currently required U.S. export licenses, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all. In certain foreign countries, the Company's distributors are required to secure licenses or formal permission before products that incorporate encryption features can be imported. There can be no assurance the Company's distributors will make the effort, or be successful in the effort, to obtain the necessary licenses or permission to import the Company's products into certain countries. The regime of export administration, and resulting regulations in the U.S. are in a stage of transition due to political controversy concerning their purposes and legality. Consequently, the uncertainty concerning the interpretation and application of such regulations may unduly delay or prevent the export of Company's products, leading to a loss of revenues and market position.

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

Year 2000 Compliance - Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date code field, and were not designed to account for the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including its financial systems. The Company also relies, directly or indirectly, on the external systems of business enterprises such as customers and suppliers. The Company has initiated its efforts to prepare its internal systems for the year 2000. The Company is also assessing the capability of its products to handle the year 2000 and is currently addressing product issues. Despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve such impact without disruption of its business or without incurring significant expense. The Company is also contacting critical suppliers of products and services to determine that the suppliers' operations and the products and they provide are year 2000 compliant or to monitor their progress toward year 2000 compliance. Even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company's business, operating results and financial condition could be materially adversely affected through disruption in the operation of the enterprises with which the Company interacts.

Risks of Product Defects, Product Returns and Product Liability - Products as complex as those offered by the Company frequently contain undetected errors, defects or failures, especially when first introduced or when new products are released. In the past, such errors have occurred in the Company's products and there can be no assurance that errors will not be found in the Company's current and future products. The occurrence of such errors, defects or failures could result in delays in installation, product returns and other losses to the Company or to its cable operators or end-users. Such occurrence could also result in the loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. With respect to any new products introduced, the Company would have limited experience with the problems that could arise with such products. Although the Company has not experienced any product liability claims to date, the sale and support of the Company's products entails the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

Government Regulations - The Company's products are subject to the regulations of the Federal Communications Commission (the "FCC") and other federal and state communications regulatory agencies. Changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes that, directly or indirectly, affect telecommunications costs, limit usage of subscriber-related information or increase the likelihood or scope of competition from telecommunications companies, could affect the prices at which cable operators sell their services and thus indirectly impact the Company. In addition, the Company cannot predict the impact, if any, that future regulation or regulatory changes might have on its business. Regulation of cable television rates may affect the speed at which the cable operators upgrade their cable infrastructures to two-way HFC. Changes in current or future laws or regulations which negatively impact the Company's products and technologies, in the U.S. or elsewhere, could materially and adversely affect the Company's business, operating results and financial condition.

Dependence on the Internet - The Company's products will depend in part upon the increased use of the Internet by corporate telecommuters, SOHOs and residential consumer users. Businesses are increasingly using the Internet, intranets and extranets, not only for communication within and outside the firm, but also to create cost-effective, secure data connections known as virtual private networks ("VPNs") between corporate sites or remote locations. Critical issues concerning the commercial use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use, especially in the business and consumer markets targeted by the Company. Despite growing interest in the commercial possibilities for the Internet, many businesses have been deterred from adopting Internet-based data communications systems for a number of reasons, including inconsistent quality of service, lack of availability of cost-effective, high-speed service, a limited number of local access points for corporate users, inability to integrate business applications on the Internet, the need to deal with multiple and frequently incompatible vendors, inadequate protection of the confidentiality of stored data and information moving across the Internet and a lack of tools to simplify Internet access and use. There can be no assurance that such issues can be resolved and that such concerns can be alleviated. Failure of the Internet community to address and resolve such problems, to develop or to develop more slowly than expected could have a material adverse affect on the Company's business, operating results and financial condition.

Volatility of Stock Price - The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter to quarter variations in results of operations, announcements of technological innovations or new products by the Company or its competitors, general conditions in the telecommunications and data communications equipment markets, changes in earnings estimates or buy/sell recommendations by analysts or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance

PART II:   OTHER INFORMATION

Item 1	Legal Proceedings

	In 1997 the Company received a written notice from Hybrid Networks, Inc. ("Hybrid") in which Hybrid claimed to have patent rights in certain cable modem technology and requested that the Company review its own products in light of Hybrid's alleged patent rights to U.S. Patent No. 5,586,121 (the "121 patent") issued on December 17, 1996 and entitled "Asymmetric Hybrid Access System and Method" and U.S. Patent No. 5,347,304 (the "304 patent") issued on September 13, 1994 and entitled "Remote Link Adapter for Use in TV Broadcast Data Transmission Systems" (collectively, the "Hybrid patents"). The Company informed Hybrid that it believes that the Company's products do not infringe any valid claim of the Hybrid patents. In January 1998, Hybrid filed an action against the Company in the U.S. District Court for the Eastern District of Virginia, accusing the Company of willfully infringing the Hybrid patents, among other claims. Subsequently, the Company filed suit for declaratory relief against Hybrid in the U.S. District Court for the Northern District of California asserting that it does not infringe the Hybrid patents and that the Hybrid patents are invalid. The Company then filed a motion in the Virginia District Court to transfer the action filed by Hybrid to the Northern District of California, and that motion was granted and the actions were consolidated in the Northern District of California on April 29, 1998. Hybrid's complaint seeks injunctive relief and unspecified damages, among other relief. Hybrid's complaint also identifies a pending application for reissuance of the 304 patent to broaden the scope of its claims, which the U.S. Patent and Trademark Office has allowed for reissuance with respect to certain claims, and states that once the reissue application is issued, it will be substituted for the 304 patent in the action. On April 21, 1998, the 304 patent was reissued as U.S. Patent No. Re. 35,774 (the "774 patent"). Formal discovery commenced on July 17, 1998. On about September 15, 1998, Hybrid filed an amended complaint that adds allegations against the company of willful infringement of the 774 patent. On September 24, 1998, the parties agreed to an order staying all proceedings in the litigation until January 4, 1999. The Court entered the order regarding stay of proceedings on September 29, 1998. The Company has received opinions of its patent counsel that the claims of the Hybrid patents, including the claims set forth in Hybrid's 774 patent as reissued, are either invalid or not infringed by the Company's products. However, there can be no assurance that some or all of the Company's products will not ultimately be determined to infringe the Hybrid patents, including the 774 patent as reissued, and the Company anticipates that Hybrid will continue to pursue litigation with respect to these claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in the Hybrid litigation, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to the Company's products, the Company could be required to pay substantial damages, including treble damages if the Company is held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. There can be no assurance that licenses will be available from Hybrid, or any other third party that asserts intellectual property claims against the Company, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, there can be no assurance that the Hybrid matter will not have a material adverse effect on the Company's business, operating results and financial condition. Because of the early stage of this litigation, and because Hybrid has sought unspecified damages, neither the ultimate outcome of this litigation nor any costs and payments resulting from the litigation or any settlement can presently be determined. Accordingly, no provision for any loss which may result from the Hybrid litigation has been recorded in the accompanying financial statements.

Item 2	Changes in Securities and Use of Proceeds

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

     SEC Registration fee                     $    20,355
     NASD filing fee                                5,560
     Nasdaq National Market listing fee            95,000
     Printing and engraving expenses              300,000
     Legal fees and expenses                      515,000
     Accounting fees and expenses                 425,000
     Blue Sky fees and expenses                     5,000
     Transfer Agent and Registrar fees              2,500
     Miscellaneous                                 10,585
                                              ------------
      Total                                     1,379,000
                                              ============

After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $62,791,000. As of September 30, 1998, the Company has used the net proceeds from its initial public offering of Common Stock of the Company to invest in short-term and long-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. The Company has no agreements or commitments with respect to any such acquisition or investments and the Company is not currently engaged in any material negotiations with respect to any such transaction. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

Item 3	Defaults upon Senior Securities

	None

Item 4	Submission of Matters to a Vote of Security Holders

	None

Item 5	Other Information

	None

Item 6	Exhibits and Reports on Form 8-K.

	a)	Exhibits

                Exhibit
                Number         Description
                -------        ---------------------------
                27.1           Financial Data Schedule

	b)	Reports on Form 8-K
		None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Com21, Inc.



                                       By:   /s/ David L. Robertson
                                           -------------------------------
                                                 David L. Robertson
                                                 Chief Financial Officer
                                                 Vice President, Finance
Date: November 2, 1998