Form 10-K
period 1998-12-31
COM21 INC
filed 1999-03-11
CIK 945379

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                  X ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998
                                     or
                _ TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              [NO FEE REQUIRED] for the transition period from
                            ________ to _________

                        Commission file No. ________

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

       Securities registered under Section 12(b) of the Exchange Act Securities registered under Section 12(g) of the Exchange Act:
                       Common Stock, $0.001 par value

Indicate by a checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No  _

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

At December 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $266,947,779, based on the last trade price as reported by The Nasdaq National Market. For purposes of this calculation, shares owned by officers, directors, and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

At December 31, 1998, there were 18,685,560 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

Information required by Part III of this Form 10-K is incorporated therein by reference from the Company's definitive Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after December 31, 1998.


                                 COM21, INC.

                                    INDEX
PART I:                                                              Page

Item 1    Business                                                      3

Item 2    Properties                                                   30

Item 3    Legal Proceedings                                            30

Item 4    Submission of Matters to a Vote of Security Holders          31

PART II:

Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters                                          31

Item 6    Selected Financial Data                                      32

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          33

Item 7A   Quantitative and Qualitative Disclosures About Market Risk   37

Item 8    Financial Statements and Supplementary Data                  38

Item 9    Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                     54

PART III:

Item 10   Directors and Executive Officers of the Registrant           54

Item 11   Executive Compensation                                       54

Item 12   Security Ownership of Certain Beneficial Owners and
          Management                                                   54

Item 13   Certain Relationships and Related Transactions               54

PART IV:

Item 14   Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                     54
                        Exhibit Index                                  55
                        Signatures                                     56

                                      2

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements including statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at "Risk Factors." While this outlook represents our current judgement on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. Com21 undertakes no obligation to publicly release any revision's to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Risk Factors."

Part I
Item 1.  Business

Com21, Inc. designs, develops, markets and sells value-added, high-speed communications solutions for the broadband access market. Com21's ComUNITY Access system enables cable operators to provide high-speed, cost-effective Internet access to corporate telecommuter, small office/home office and residential end-users in the U.S. and internationally. Com21's system also enables cable operators to address the distinct price, performance, security and other needs of these different end-user groups. Com21's products include headend equipment, subscriber cable modems, network management software and noise containment technologies. Cable operators can use Com21's ComUNITY Access system to increase revenue opportunities by offering up to 16 different operator-defined transmission rates at varying price points to address multiple markets. Com21's system is designed to be deployed on a limited capital budget and can be upgraded and scaled as subscriber penetration grows. Our system enables cable operators to lower their ongoing cost of ownership through cost-effective noise management and remote cable modem upgrades. The ComUNITY Access system is also designed to support future applications, such as cable telephony and virtual private networks, which are public data networks that transport private data and are generally referred to as VPNs. Com21 is developing a DOCSIS-compliant cable modem for the North American cable market, which is intended primarily to address the basic requirements of the residential end-users, who typically tolerate lower performance and security than business users. Com21 is working with Cisco Systems, Inc. to enable interoperability of its DOCSIS-compliant cable modems with Cisco's universal broadband router, which is a high speed router intended to distribute different forms of data traffic over different network architectures. Com21 expects its first DOCSIS-compliant cable modem to be commercially available in the first half of 1999. In 1998, we shipped approximately 320 ComCONTROLLER headends and more than 77,000 ComPORT modems for use in 154 locations worldwide. In the North American market, we sell directly to cable operators such as Charter Communications, Cox Communications, Prime Cable and TCI, and to system integrators such as HSAnet. Internationally, we sell to systems integrators, including Philips and Siemens, which in turn sell to cable operators.

Industry Background

        The volume of data traffic across communications networks has increased significantly over the last several years due to the proliferation of network-based communications and electronic commerce. Businesses, ranging from large corporate enterprises to small offices/home offices, are increasingly using the Internet, intranets and extranets, not only for communication within and outside the enterprise, but also to create cost-effective secure data connections known as virtual private networks, between corporate sites or remote locations. VPNs extend corporate network access to remote employees and external organizations, including business partners, suppliers and customers. Consumers are increasingly accessing data networks, primarily the Internet, to communicate, collect and publish information and to purchase retail goods. Because of its global reach, accessibility, use of open standards and ability to enable real-time interaction, the Internet has become a valuable communications medium for both businesses and consumers.

	The Internet and the devices used to provide access to it are expected to continue their rapid growth. International Data Corporation estimates that between 1995 and 1998 the number of devices that had access to the Internet grew from approximately 14 million to 120 million and anticipates that the number of these devices will grow to more than 515 million by 2002. Similarly, the available content and number of users on the Internet is rapidly increasing. IDC estimates that the number of World Wide Web pages grew from approximately 18 million in 1995 to 829 million in 1998 and is expected to increase to 7.7 billion by 2002. The number of Web users in the U.S. is expected to increase from approximately 39 million in 1997 to 136 million in 2002. A substantial percentage of worldwide growth is expected to come from Western Europe and Asia, which is projected to grow from approximately 21 million users in 1997 to 119 million users in 2002. In addition to the substantial increase in the number of users in recent years, demand has increased among business and consumer users for high-speed Internet access to multimedia and other bandwidth-intensive information, consisting of data, voice and video in the form of value-added services and applications. This has resulted in a growing need for improved transmission performance throughout the Internet. With the increasing dependence on communications networks and the growing demand for bandwidth-intensive information, existing transmission speeds have become less tolerable and can negatively affect business productivity.

	Typically, the limiting factor in overall data transmission performance is the "last mile" of the communications infrastructure. This infrastructure consists primarily of copper twisted-pair wire or coaxial cable and was originally designed for analog transmission, such as analog voice or one-way analog video signals, rather than high-speed two-way broadband digital transmission. Today, there are multiple technologies that attempt to address the need for high-speed last mile connections, including:

        - wireline telephone infrastructure technologies, such as:
            - 56 kilobits per second, dial-up modem technologies;
            - integrated services digital network, commonly known as
              ISDN in the telecommunications industry;
            - asymmetric digital subscriber line, commonly known
              as ADSL in the telecommunications industry; and
            - other digital subscriber line, commonly known as
              XDSL in the telecommunications industry technologies;

	- wireless infrastructure technologies, such as:
            - direct broadcast satellite, commonly known as DBS
              in the telecommunications industry;
            - multichannel multipoint distribution service, commonly
              known as MMDS in the telecommunications industry; and
            - local multipoint distribution service, commonly
              known as LMDS in the telecommunications industry;

        - hybrid fiber-coaxial, cable infrastructure technologies, commonly known as HFC in the telecommunications industry such as:
            - cable modems.

	While each of these technologies has certain advantages, the cable infrastructure currently provides the highest available transmission speed, with peak data transmission speeds of 30 megabits per second and "always-on" availability providing instant access. In addition, cable infrastructure is widely deployed. Paul Kagan Associates, Inc. estimates that at the end of 1997, cable infrastructure passed approximately 95 million U.S. homes and more than 185 million homes in Western Europe and Asia. Recognizing the opportunity to capture additional revenues by offering data-over-cable services, cable operators have begun to address the burgeoning market for cable modem Internet access. Industry sources estimate that there are currently in excess of 450 commercial deployments of cable modem systems worldwide, including sites in the U.S., Argentina, Australia, Brazil, Canada, France, Japan, The Netherlands and Switzerland.

	To fully realize the benefits of two-way data-over-cable communications, cable operators must activate a data transmission return path that travels from subscriber sites upstream to the cable operator through the cable plant. Previously, cable operators had not been required to activate an upstream return path because television broadcast only requires downstream transmission. A critical factor related to two-way cable modem service involves the reduction, containment and management of "noise" in the upstream return path. Noise accumulates from subscriber sites on the upstream channel and interferes with transmission throughout the entire cable plant. Excessive noise impairs the quality of upstream transmissions and, in certain cases, results in significant performance degradation. Cable plant noise consists of ambient background noise in the cable plant itself and specific ingress noise introduced through subscriber sites as a result of loose fittings and connectors, cracks in coaxial cable shielding and other physical plant imperfections. Common sources of ingress noise at subscriber sites include electronic motors in appliances, consumer electronics devices and office equipment. One approach to dealing with excessive noise involves signal encoding or modulation techniques that compensate for higher noise levels. These techniques, however, typically result in decreased data transmission rates. Other approaches for identifying and containing ingress noise, such as the installation of high pass filters at subscriber sites, are expensive and inefficient because they block upstream transmission entirely and must be physically removed prior to enabling two-way cable modem service. Once the high pass filter is removed, ingress noise can re-enter the system from that site. As a result, reducing noise to the low tolerance level required by most two-way cable modem systems involves significant cost and time for the cable operator, often delaying the commencement of service and the consequent generation of revenue from subscribers.

	Cable operators have been upgrading their plants to an HFC cable infrastructure that enables them to offer more channels, to add greater services and consequently to compete better with DBS television providers' digital video offerings. HFC cable infrastructure also facilitates reliable upstream data transmission and contains noise by isolating portions of the network into smaller distinct nodes. Each node typically serves 500 to 2,000 homes and has a separate return path to the headend. In order to enable data service over HFC, cable operators must install return path receivers at the headend based on the number of nodes to be activated rather than on the number of potential cable modem subscribers. To reduce the number of return path receivers that cable operators would otherwise have to purchase, cable operators can recombine separate return paths. However, the number of return paths that can be combined is limited by the accumulated noise from each path. As a result, early deployment costs can be significant compared to the revenues generated by initial cable modem subscribers.

	In order to accelerate time-to-market and revenue generation, and to reduce initial deployment costs, some cable modem Internet access systems offer one-way "telephone return" service, with cable transmission downstream and slower dial-up modem transmission upstream. This approach enables earlier deployment of cable modem systems by postponing the need to address upstream noise issues and enables cost-effective determination of which markets are most likely to be economically feasible for larger-scale, two-way installations. However, with most currently available cable modems, the eventual upgrade from one-way to two-way service requires the purchase of a new two-way modem and generally requires a field service visit to replace and install the dedicated one-way modem with a two-way modem.

	Cable operators are seeking to accelerate the acceptance of cable modem service by their subscribers. Many major domestic cable operators have established or invested in value-added data-over-cable services such as @Home Network and Time Warner Cable's and US West Media Group's joint Roadrunner service. In addition, several domestic cable operators and other interested parties have collaborated through the Multimedia Cable Network Systems, or MCNS, industry group to develop the data-over-cable service interface specification, DOCSIS, as a standard for multi-vendor interoperable cable modems. Compliance with the DOCSIS standard should enable interoperability between different manufacturers' cable modems and headend equipment. The DOCSIS standard is expected to be widely adopted for the North American cable market. A number of suppliers are developing DOCSIS-compliant two-way cable modems, and some have recently become commercially available in select markets.

	Beyond the challenges of deploying cable modem Internet services, most cable modem systems enable operators to offer one level of service at a flat monthly rate and do not enable customized features that meet the special requirements of distinct market segments. Moreover, single service offerings curtail the pricing flexibility of cable operators, thus preventing cable operators from maximizing revenue opportunities. For example, a residential subscriber with only limited access and speed requirements such as sending and receiving e-mail, may elect not to subscribe to a 256 kilobits per second service at $50 per month. In contrast, a business subscriber would pay significantly more for enhanced service. The lost revenue opportunity is particularly acute in business markets, where telecommuting and small office/home office users are generally willing to pay more for the additional speed, security and VPN features they require.

	In addition to data-over-cable service, telephony-over-cable service has recently been made possible for cable operators due to regulatory changes both in the U.S. and internationally. Such deregulation has allowed cable operators to compete in the local telephone market.

	Com21 believes that there is a significant opportunity for a provider of a cable modem system solution that would reduce the total cost of deployment and ownership of a cable modem system and enable different tiers of data transmission service and other value-added features for distinct market segments. To reduce the total cost of deployment and ownership, there is a need for a cable modem system that provides reliable two-way data service on noisy cable plants without significantly reducing data transmission rates, and one that enables cable operators to remotely identify sources of ingress noise and manages system noise in a manner that permits equipment purchases to be more closely scaled with subscriber penetration. In order to accelerate time-to-market, such a system would also provide for cost-effective remote software-based migration of cable modems from one-way to two-way service. By enabling higher noise tolerance with a software-based migration path from one-way to two-way service, cable operators could more rapidly deploy data service and observe penetration patterns in order to identify prime markets for the service. In addition, the ability to offer different tiers of service and value-added features such as VPNs and enhanced security for distinct business and consumer market segments would enable cable operators to more fully exploit the cable modem opportunity. Com21 believes that such a system solution would be attractive to cable operators because it would allow cable operators to increase revenues and profitability, while lowering deployment cost and risk and accelerating time-to-market.

The Com21 Solution

	Com21 designs, develops, markets and sells value-added, high-speed communications solutions for the broadband access market. Com21's ComUNITY Access system enables cable operators to provide high-speed, cost-effective Internet access to corporate telecommuter, small office/home office and residential users in the U.S. and internationally. Com21's system also enables cable operators to address the distinct price, performance, security and other needs of these different end-user groups. Com21's products include headend equipment, subscriber cable modems, network management software and noise containment technologies. Com21's cable modem systems provide the following key benefits:

	Increased Service Revenues. Com21's ComUNITY Access system enables cable operators to increase revenues by offering up to 16 different cable operator-defined transmission rates at varying price points to multiple markets. In a typical flat-rate cable modem system, all subscribers are charged the same price, regardless of individual bandwidth service and pricing requirements. This results in lost revenue opportunities for cable operators. In addition, the ComUNITY Access system enables cable operators to provide value-added services, such as multiple VPNs and enhanced security, targeted to business users. To accommodate future value-added broadband applications, our underlying ATM-based technology can also enable integrated services such as toll-quality cable telephony and desktop video.

	Reduced Deployment Costs. The ComUNITY Access system was designed to lower deployment costs by providing a flexible solution to address the needs of cable operators and their subscribers at each step of cable modem system deployment. Com21 believes its radio frequency technology tolerates higher levels of background and ingress noise than do other commercially available radio frequency technologies, thereby avoiding the costs otherwise necessary to limit noise before deploying two-way cable modem service. Com21's Return Path Multiplexer reduces the number of return path receivers required in a cable operator's headend equipment, which allows cable operators to purchase less headend equipment initially and then cost-effectively scale the system over time as subscriber penetration grows.

	Accelerated Time-to-Market. The ComUNITY Access system provides a comprehensive solution that enables cable operators to bring broadband services to market quickly. In the initial stage of deployment, the ComUNITY Access system can be implemented as a one-way telephone return system. Upon implementation of a two-way service, a cable operator can upgrade to a two-way system with a simple software download to the end-user's existing ComPORT cable modem. Com21 is also developing the capability to enable future DOCSIS-compliant cable modems to communicate with PCs through a universal serial bus interface, which will reduce the time and resources needed to connect modems at subscribers' locations.

	Reduced Deployment Risk. The ComUNITY Access system's comprehensive solution mitigates deployment risk by enabling cable operators to rapidly implement data-over-cable service using telephone return service and observe service penetration patterns. Cable operators can then deploy the capital necessary to upgrade the plant and build a larger-scale two-way cable modem system only in those markets where they observe sufficient penetration to warrant such investment.

	Reduced Long-Term Cost of Ownership. The ComUNITY Access system reduces the long-term cost of ownership for cable operators. Because a cable modem system's operational and maintenance expenses typically exceed the costs of the capital equipment over the expected life of the system, a system that requires less plant maintenance will reduce the long-term cost of ownership for cable operators. Com21's Network Management Provisioning System lowers ongoing operating costs by enabling cable operators to remotely detect, diagnose and manage network problems from a single workstation. In addition, ComPORT cable modems can be remotely upgraded with software downloads. The ComUNITY Access system can be deployed with lower operational overhead because the cable operator can use Com21's Ingress Noise Blocker as an intelligent filter to prevent ingress noise from contaminating the upstream return path. The INB opens only to allow data to be transmitted upstream, and is closed otherwise, preventing aggregation of noise in the upstream return path. The INB also enables a cable operator to more quickly identify ingress noise sources. This reduces maintenance costs because a cable operator need not devote substantial amounts of personnel and resources to the identification of the source and site of intermittent ingress noise.

	Differentiated Services to End-Users. In addition to high-speed, always-on and cost advantages, the ComUNITY Access system enables cable operators to offer differentiated services with significant benefits to their subscribers. In addition to value-added services such as VPNs and enhanced security, each ComPORT cable modem can support up to eight PCs. The ComUNITY Access system supports multiple protocols, including IP, IPX, AppleTalk and NETBEUI. ComPORT modems have an expansion slot to accommodate application interface modules which can support future applications such as cable telephony and VPNs.

The Com21 Strategy

	As part of its business strategy, Com21's objectives are to:

	Enhance Value to Cable Operators. Com21's principal strategy is to provide products that enhance the value of cable operators' cable modem deployments over the life of the investment. Cable operators assess the viability, and ultimately the success, of an investment in a cable modem system by considering the cost of initial investment in cable modem equipment, service reliability, overall operating and maintenance expenses and the service revenues that can be generated. Com21's ComUNITY Access system is designed to be deployed on a limited capital budget and can be upgraded and scaled as subscriber penetration grows. Com21's system enables cable operators to lower their ongoing cost of ownership through cost-effective noise management and remote cable modem upgrades. Cable operators can use Com21's system to increase revenues by offering multiple tiers of service at varying prices to multiple market segments. As a result of the value provided by its products, the Company believes it will continue to be able to successfully differentiate and sell its products based upon tangible benefits delivered to the cable operator.

	Leverage Technology Leadership. Com21's ATM-based architecture is the foundation upon which Com21 has built an end-to-end Ethernet broadband communications system with networking advantages. Technological developments in multi-service scheduling optimization, protocol simulation and application specific integrated circuit (commonly referred to as an ASIC) integration enable us to offer a scalable system to deliver tiered service levels, VPNs and low-latency voice and video applications.
Moreover, the Com21's internal development of a network management system, high performance, cost-effective radio frequency transmitters/receivers and fast radio frequency switching systems lowers the cost to cable operators of deploying and operating
Com21's equipment. Com21 focuses on the development of value-added features for its products, such as its recently announced enterprise cable telephony module for the ComPORT, which is designed to enable cable operators to offer toll-quality voice services to their business customers.

	Capitalize on Emerging DOCSIS Standard. Com21 believes the DOCSIS standard will accelerate the rate of adoption of cable modem technology by providing multi-vendor interoperability. Com21 intends to continue to play an integral role in the development of the DOCSIS standard. In this regard, we have participated in the evolution of the DOCSIS standard as a core reviewer and content reviewer to DOCSIS 1.0 and 1.1, and by contributing our protocol expertise to the development of DOCSIS 1.2. We intend to leverage our technology leadership, particularly in the areas of high performance ASIC hardware, radio frequency modulation and noise reduction to differentiate its DOCSIS-compliant cable modems from the competition. We are currently developing a family of DOCSIS-compliant products, the first of which we anticipate will be commercially available in the first half of 1999. Com21 is in the process of establishing a consumer-oriented sales channel, focusing on both electronic commerce and traditional approaches to distribute its DOCSIS-compliant cable modems.

	Aggressively Penetrate Global Markets. Com21 believes the market for cable modem systems is global and has developed strategies to sell its products in regions where cable is widely available, such as the U.S., Canada, Europe and Japan, and in regions where cable is being aggressively deployed, such as China and Latin America. In 1998, Com21 shipped approximately 320 ComCONTROLLER headends and more than 77,000 ComPORT modems, as compared to approximately 170 ComCONTROLLER headends and more than 12,000 ComPORT modems in 1997. Com21 has shipped its systems for use in 67 locations in North America and 87 locations internationally. In North America, we sell directly to cable operators such as Charter Communications, Cox Communications, Prime Cable and TCI and to systems integrators such as HSAnet. To facilitate market penetration, Com21's ComUNITY Access system has been certified for use in @Home service areas. Internationally, we sell primarily to systems integrators, including Philips and Siemens, which in turn sell to cable operators.

	Integrate Toll-Quality Voice. Com21 intends to integrate toll-quality voice capability into its ComUNITY Access system and its future DOCSIS product line. We are an active participant and have been selected as a vendor author in CableLabs' PacketCable cable telephony initiative. Com21's existing products have been designed with quality of service capability to support toll-quality voice transmission over a cable plant. Com21 believes that the opportunity for cable telephony will be accelerated by AT&T's acquisition of TCI and has recently demonstrated its enterprise cable telephony module at the Western Cable Show in December 1998.

	Increase Cost Efficiencies. While we intend to continue to seek premium prices for our products, it anticipates that the cable modem market will be characterized by declining prices. As a result, we seek to reduce product costs, particularly with respect to its end-user cable modems. In 1998, we improved our tuner design to reduce manufacturing costs, integrated its cable modem design into one printed circuit board and increased the proportion of standard components used in the manufacture of our products. Com21 intends to realize future cost reductions from economies of scale and relocation of manufacturing. We are working to achieve a higher level of ASIC integration and to improve the design of its products in order to increase manufacturing efficiencies. In addition, we are developing plans to monitor continuous improvement of our internal engineering and manufacturing management procedures. Com21 received ISO 9001 certification in December 1998.

Products

Com21's current product offering is the ComUNITY Access system.

	The ComUNITY Access system.

	The ComUNITY Access system consists of three primary parts:
            - the ComCONTROLLER, a channel switch located at the cable operator's headend;
            - the ComPORT, a cable modem located at the subscriber's site;
              and
            - Network Management Provisioning System, an integrated
              network management software package.

	Com21's ComUNITY Access system has been certified for use in @Home service areas. Additionally, Com21 offers the Return Path Multiplexer and the Ingress Noise Blocker, devices used in the containment of noise in the upstream channel. We have shipped approximately 490 ComCONTROLLERs and more than 89,000 ComPORTs since commercial shipments began in April 1997.

	ComCONTROLLER Headend Switch. The ComCONTROLLER controls the flow of data communications between the ComPORT modems located at a subscriber's site and an external network, such as the Internet or a corporate network. The ComCONTROLLER is designed with multiple expansion slots that can accommodate multiple Ethernet or Fast Ethernet interfaces. The ComCONTROLLER transmits data downstream at 30 megabits per second (using 64 quadrature amplitude modulation). The expansion slots enable the addition of up to twelve 2.56 megabits per second (using quadrature phase shift keying) upstream channel modules, scaling the upstream path to an aggregate throughput of 30 megabits per second. The upstream channels can be added on an incremental, hot-insertion basis, enabling a cable operator to respond rapidly to system faults. A single
ComCONTROLLER is designed to support up to 2,000 ComPORT modems.

	ComPORT Cable Modem. The ComPORT cable modem is deployed within a subscriber's home or office. In addition to its cable connection, the ComPORT is designed with a 10BaseT Ethernet port for direct connection to the subscriber's PC Ethernet card or an Ethernet hub for interconnecting up to eight PCs. Each ComPORT can be used either on a one-way or two-way cable plant and can be remotely configured for either plant by our Network Management Provisioning System software. Com21 has developed a FastPacket engine ASIC which filters and forwards data packets at Ethernet wire speed. The ComPORT features an expansion port for the insertion of future modules that will support applications such as cable telephony and VPNs.

	Network Management and Provisioning System. Network Management Provisioning System is a network management software package that facilitates subscriber provisioning, fault isolation, network configuration, field inventory, auto-discovery and performance for the ComUNITY Access system. Network Management Provisioning System enables the cable operator to remotely monitor and manage the ComUNITY Access system through a graphical user interface and to remotely upgrade ComPORT cable modems. Network Management
Provisioning System is a simple network management protocol manager running on a UNIX workstation connected to the ComCONTROLLER via a separate out-of-band 10BaseT Ethernet channel. Com21 believes that Network Management Provisioning Systems' ability to manage the network elements of the ComUNITY Access system from a remote site will further reduce cable operators' long-term cost of ownership by reducing the number of visits cable operator technicians will need to make to headend and subscriber sites. A standard PC Web browser can be used to monitor and manage cable modems via an Internet server application on the Network Management Provisioning System station. A single Network Management Provisioning System station is designed to manage up to 50 ComCONTROLLERs and 100,000 ComPORTs.

	Return Path Multiplexer. Com21's Return Path Multiplexer is a high-speed, multiport analog switching device which allows up to eight upstream return paths to be connected to a single
ComCONTROLLER radio frequency receiver without electrically combining the accumulated noise from the return paths. The Return Path Multiplexer is designed to solve the problem of accumulated noise inherent in HFC cable installations configured with large numbers of return paths from distributed fiber nodes. The Return
Path Multiplexer utilizes a high-speed radio frequency switching technology that enables it to pass one upstream return path at a time to the ComCONTROLLER. This technology prevents the noise accumulation that would otherwise occur if multiple upstream returns were combined at the ComCONTROLLER. Since the Return Path Multiplexer allows eight upstream connections, Com21 believes that the installation of Return Path Multiplexers on a cable operator's network will reduce the number of return path receivers required in the cable operator's headend equipment and therefore reduce the capital costs for a large-scale HFC cable modem deployment. Com21 has been shipping the Return Path Multiplexer since the third quarter of 1998.

	Mini ComCONTROLLER. Com21 has a smaller version of the ComCONTROLLER which has three expansion slots for upstream receiver and Ethernet modules. Com21 believes that this smaller headend product addresses the requirements of smaller cable operators and specialized applications (such as cable systems within a hotel) that cannot justify the additional expense of the larger ComCONTROLLER. Com21 has been shipping the Mini ComCONTROLLER since the second quarter of 1998 and, in addition to being installed by several cable operators, it has been deployed in certain locations within the Marriott hotel chain.

	The Ingress Noise Blocker. The Ingress Noise Blocker is an external noise filter designed to meet the needs of cable operators whose cable networks have excessive ingress noise and who want to deploy two-way data service prior to solving costly overall system noise issues. The Ingress Noise Blocker works with both two-way HFC and coaxial-only cable plants and attaches to the cable tap outside the subscriber's site. The Ingress Noise Blocker, which is remotely controlled by the ComPORT, opens to allow upstream transmission of traffic and closes at all other times, which limits the ability of noise to enter the system. Because noise passes through the Ingress Noise Blocker only when data is being transmitted from a subscriber's site, the Ingress Noise Blocker allows Network Management Provisioning Systems to rapidly detect and isolate sources of noise. Although it is currently necessary for the subscriber to have a ComPORT modem to control the Ingress Noise Blocker, Com21 plans to license the Ingress Noise Blocker control circuitry to other cable equipment vendors.

	The ComUNITY Access system incorporates the following features:

	- Multiple Service Levels. The ATM-based architecture provides up to 16 levels of service that can be configured by the cable operator, each with specified upstream and downstream data rates. This feature enables the cable operator to tailor data-over-cable service and pricing to different end-user demands, which increases the ability to capture additional subscriber revenues by matching supply with demand.

	- Robust, High-Speed Architecture. The ComUNITY Access system transmits downstream traffic at a rate of up to 30 megabits in one 6 megahertz channel. Each 1.8 megahertz channel of the upstream spectrum can transmit traffic at a rate of 2.56 megabits per second, and the system enables the cable operator to aggregate up to twelve upstream channels, permitting total upstream throughput of 30 megabits per second.

	- One-Way and Two-Way Transmission Capability. The ComUNITY
        Access system can be configured to support both one-way and two-way cable plants. The ComPORT modem works with the subscriber's personal computer and a dial-up Internet access service operated either by the cable operator or an Internet service provider, commonly known as an ISP, to enable a one-way system. The ComPORT can be reconfigured remotely from one-way mode to two-way mode through a software download without replacing a subscriber's modem.

	- Superior Noise Containment Technology. Com21 has developed noise containment technology which allows the system to tolerate higher levels of noise, thereby enabling cable operators to install the system on noisy cable plants that could not otherwise be used for two-way data transmission.

	- Multiple Protocols. The ComUNITY Access system supports multiple protocols including IP, IPX, AppleTalk and NETBEUI.

	- Privacy from Other Subscribers. The ComPORT can be configured by the cable operator to block all non-IP protocols, preventing subscribers on the same cable network from accidentally gaining access to others' files.

	- Data Security. Data encryption standard encryption and public key management enable secure upstream and downstream data communications between the ComCONTROLLER and the ComPORT.

	- High-Value Business Networking. Com21's ComUNITY Access system enables cable operators to establish private, secure sub-networks within a ComCONTROLLER while providing dedicated bandwidth. These sub-networks are known as virtual local area networks. Using Network Management Provisioning System, the cable operator can configure secure VPNs for the business connectivity markets by partitioning the transmission channels into several virtual local area network, then assigning cable modems to each virtual local area network.

	- Early Fault Detection. Network Management Provisioning
        System offers high network visibility and control via a suite of configurable alarms, diagnostic tools and performance monitoring features.

Products Under Development

	Secure IP Module. Com21 is developing a hardware-based secure IP module to be inserted in the ComPORT's application interface module expansion slot, which is designed to enable secure encrypted data transmission over the Internet. Com21 believes that the secure IP module will increase cable operators' service revenues by providing them with an advanced security feature to sell to their subscribers, such as VPN services. The secure IP module will be commercially available in the first quarter of 1999.

	Cable Telephony Module. Com21 is leveraging existing ComCONTROLLER and ComPORT architecture to develop an application interface module for the ComPORT to allow cable operators to provide toll-quality voice through a standard RJ11 telephone interface on the modem. The integration of this cable telephony module will enable PBX-extensions via the ComPORT for the telecommuter or small office/home office user. The cable telephony module will be an integrated component of Com21's existing ComUNITY Access system product line and is expected to be available for commercial deployment in mid-1999. In addition, Com21 is developing voice-over-IP technology which will be designed to allow access to the public switched telephone network via the cable network.

DOCSIS Products Under Development

DOCSIS-Compliant Cable Modems. Com21 is leveraging its ComPORT architecture, Packet Accelerator ASIC and radio frequency/tuner design in conjunction with Broadcom's media access control silicon to produce a family of high-performance DOCSIS-compliant cable modems for the North American cable market. Initial products are intended to comply with the DOCSIS 1.0 specifications and are intended to be software-upgradeable. Com21's DOCSIS 1.0 cable modem will be designed to support the secure IP module designed for the ComPORT. Using the Broadcom chipsets, Com21's DOCSIS cable modem is intended to support cable telephony and QoS as well as a USB interface which will eliminate the need to install an Ethernet card in a subscriber's PC USB port. We are working with Cisco to ensure interoperability of our DOCSIS-compliant cable modems with Cisco's universal broadband router. On March 4, 1999, CableLabs announced the result of the certification process for the DOCSIS 1.0 cable modem that began on January 18, 1999. Our DOCSIS 1.0 cable modem was not certified at this time. We believe that this will not affect our plan to commercially introduce our initial DOCSIS modem in the first half of 1999.

	Home Networking Module. Com21 is developing a plug-in module for our DOCSIS-compliant cable modems that will connect the modem to a home phone network.

	The market for cable modem systems and products is characterized by rapidly changing technologies and short product life cycles. Our future success will depend in part upon our ability to enhance our existing products and to develop and introduce, on a timely basis, new products and features that meet changing customer requirements and emerging industry standards. Com21's product development efforts are subject to a number of risks and we cannot assure you that these efforts will result in the introduction of any new products that achieve market acceptance. See "Risk Factors -- Our future success will depend in part upon our ability to enhance our existing products and to develop and introduce, on a timely basis, new products and features that meet changing customer requirements and emerging industry standards."

Technology

	The Company invests in technology development to enable scalable, reliable broadband data communications that can accommodate a wide range of applications. Key technologies include:

	- ATM architecture and ComUNITY media access control and physical layer protocols, all of which provide the flexibility and scalability to allow cable operators to build multi-tiered services and VPNs;

        - ASIC based cable modem design that allows Com21 to provide high-speed, cost-effective, highly functional products;

	- high performance radio frequency modulators and demodulators which allow the cable operator to use Com21's products in a wider range of cable systems; and

	- noise mitigation technology, which addresses many of the cable plant upstream noise problems and reduces the cable operator's ongoing maintenance and operational costs.

	ATM Architecture and ComUNITY Protocols. The ComUNITY Access system has been designed using a high-performance cell-switching broadband data transport architecture. This architecture optimizes system performance for multiple simultaneous applications with a variety of requirements for data rates and latency, including Internet data, toll-quality voice and desktop video. In order to transport and manage data flows for latency-sensitive applications such as telephony, video conferencing or interactive games, the ComUNITY Access system implements an ATM virtual circuit-based data transport protocol upon shared broadband downstream and upstream channels.

	The ComUNITY protocols are specifically designed to efficiently manage the ATM cell traffic on the broadband cable television network, taking into account topological and physical constraints of the two-way cable transmission systems. For example, the protocol must do the following:

	- provide secure point-to-point communications in physical media that are inherently insecure broadcast channels;

	- provide reliable data delivery in a noisy communications channel;

	- automatically calibrate for variations in phase delay and signal attenuation arising from the condition of the physical cable plant;

	- minimize simultaneous transmission from multiple cable modems to prevent return amplifier saturation and distortion;

	- efficiently adapt to the traffic load among a large subscriber base so that the system can grow and still provide high service levels with low overhead costs; and

	- provide stable performance under increasing traffic loads and various traffic types with different quality of service requirements.

	The protocols also provide flexibility to handle a telephone return capability for applications in a one-way system. As a result of the work to develop robust low-level protocols, the ComUNITY Access system can reliably perform in both coaxial systems as well as modern HFC cable plants.

	In addition, the ComUNITY Access system has been designed so that each cable modem can enable multiple virtual circuits for separate applications, allowing simultaneous, independent data flows with different performance requirements. Specifically, a single ComUNITY-based cable modem can simultaneously provide a high-speed, latency-insensitive 10 megabits per second IP-based Internet connection and a low-speed, short delay, latency-sensitive 64 kilobits per second link for a toll-quality voice connection, with both data and voice applications operating independently.

	FastPacket ASIC Technology. Com21 has internally developed a custom ASIC to implement the major portions of the cable modem functionality, including ComUNITY protocol control, data encryption standard encryption, ATM segmentation and reassembly, packet switching and filtering and multicast control. Because these functions are integrated into the ASIC, the cable modem can operate at high speeds without requiring an expensive external processor or ATM components. FastPacket ASIC technology allows the ComUNITY cable modem to filter and forward minimum size packets at Ethernet wire speed. As a result, the incremental development costs of high-speed packet-handling and additional ATM and networking functionality have not been significant, and Com21 has been able to decrease the size of the electronics design and reduce the implementation to a single-sided printed circuit board.

	High Performance RF Modulator and Demodulator Design. The ComUNITY Access system's downstream and upstream channels occupy a small portion of the cable plant and must coexist with existing signals such as television channels in the 54-750 megahertz band as well as other upstream services such as pay-per-view or cable telephony in the 5-40 megahertz band. The transmitter must be accurate enough to convert multi-bit symbols into a multi-level phase/amplitude signal without creating interference into adjacent channels and robust enough to perform in noisy upstream channels. The receiver must be sensitive enough to detect and process a complex quadrature amplitude modulation signal, in cable systems that add signal distortions and are susceptible to noise. Quadrature amplitude modulation encoding is a digital transmission technique, used in a communications channel which trades off greater signal to noise rates for higher data rates. Additionally, these designs must be cost-effective and self-tuning without the need for expensive, precision components or manual parametric adjustments during the manufacturing process.

	We have designed our own tuner that is less sensitive to operating temperature fluctuations, works well with low signal levels, has improved tolerance to adjacent TV signals, and cleanly transmits signals with low noise. This technology has enabled us to sell our internally developed radio frequency modulator as an integrated component of our ComCONTROLLER product family, whereas most other commercially available cable modem systems require cable operators to purchase a frequency translator from third-party cable equipment suppliers.

	Noise Containment Technology. Reliable system performance in the presence of a significant level of noise in the upstream channel is a key issue for any cable modem system. There are two basic ways to minimize the effect of noise on upstream data transmission:

	- reduce or eliminate noise from the upstream channel; or

	- compensate for high noise levels using error correction techniques. Com21 utilizes a combination of these techniques.

	Com21 has developed technology specifically designed to reduce upstream noise. The Ingress Noise Blocker is a cable modem-activated filter attached to the cable tap outside the subscriber's house. Using Com21's signal-powered dynamic radio frequency filter technology, the Ingress Noise Blocker blocks upstream noise and only allows return signals when the ComPORT is sending data upstream. An industry source has stated that most of the upstream ingress noise on cable plants originates from sources which add noise into the cabling system from the cable tap to a subscriber's television set. A cable plant with Ingress Noise Blocker filters installed will have a lower level of ingress noise in the upstream return path. This will result in reduced plant maintenance costs related to identifying, minimizing and correcting ingress noise problems.

	Com21 has developed an Return Path Multiplexer, which is a high-speed, multiport analog switching device which allows up to eight upstream return paths to be connected to a single ComCONTROLLER radio frequency receiver without combining the accumulated noise from the return paths. Com21 has developed high-speed radio frequency switching technology in the Return Path Multiplexer which will allow a control signal from the ComCONTROLLER to switch from one return path to another. This enables a specific cable modem using a specific return path to transmit to the ComCONTROLLER. Com21 has also developed control mechanisms and management protocols to manage traffic switching through the Return Path Multiplexer. To illustrate an Return Path Multiplexer application, an HFC system serving 100,000 homes would require 25 separate return paths (assuming 500 home fiber nodes and eight return nodes combined). Without Com21's Return Path Multiplexer, the cable operator would have to purchase several headend units to enable data service for the entire HFC network. Instead, the cable operator will be able to purchase a single ComCONTROLLER and several Return Path Multiplexers at a significantly lower cost. Com21's product development efforts are subject to a number of risks, and there can be no assurance that these efforts will result in the successful introduction of any other new products, or that such products will achieve market acceptance. See "Risk Factors -- Our current products are not compatible with products offered by our competitors and are subject to evolving industry standards. If our products do not comply with any standards that achieve market acceptance, customers may refuse to purchase our products."

	The ComUNITY Access system incorporates an encoding technique called forward error correction on upstream, and downstream channels. Forward error correction is a technique that inserts redundant information into the data stream so that a certain number of data errors can be detected and corrected. This technique, coupled with Com21's high performance radio frequency modem design, allows Com21's cable modems to operate at high data rates with nominal bit error rate of 10(-9) in a cable plant with a signal-to-noise-ratio of 16 decibels. This bit error rate performance is substantially better than the MCNS specification of 10(-9) bit error rate at 25 decibel signal-to-noise ratio. As a result, Com21's products can provide more reliable data service in noisier cable plants than a modem built to that specification. More specifically, the 9 decibel difference in performance lowers noise sensitivity by a factor of eight.

	Contribution to the DOCSIS Standard. Com21 intends to continue to play an integral role in the continuing evolution of the DOCSIS standard. In this regard, Com21 has participated in the development of the DOCSIS standard, as a core reviewer and content reviewer to DOCSIS 1.0 and 1.1, and by contributing its protocol expertise to the development of DOCSIS 1.2.

	Com21 is also a vendor-author to CableLabs' PacketCable specification and is a core reviewer and content contributor to the IEEE 802.14 standard.

Customers and Markets

	Customers. Com21 began commercial shipments of its cable modem products in April 1997. In 1998, Com21 shipped approximately 320 ComCONTROLLER headends and more than 77,000 ComPORT modems, as compared to approximately 170 ComCONTROLLER headends and more than 12,000 ComPORT modems in 1997. Com21 has shipped its systems for use in 67 locations in North America and 87 locations internationally. In the U.S., we sell directly to cable operators and systems integrators. Internationally, Com21 sells primarily to systems integrators, including Philips and Siemens, who in turn sell to cable operators.

	The number of households currently passed in service areas where Com21's cable modem systems have been commercially deployed exceeds 9 million. Com21 considers a sale as a commercial deployment if the cable operator to whom the sale was made has begun offering data-over-cable services to paying subscribers. The following table depicts an example of the geographic diversity of commercial deployments of the ComUNITY Access system as of December 31, 1998.

                          Com21 Commercial Deployments
        _________________________________________________________________
          Customer                                Location
        ___________________________             _________________________
        Prime Cable                             Chicago, Illinois
        Cox Communications                      Las Vegas, Nevada
        TCI                                     Baton Rouge, Louisiana
                                                Denver, Colorado
                                                Pittsburgh, Pennsylvania
        Charter Communications                  Pasadena, California
                                                Newtown, Connecticut
        Fibertel/TCI-International              Buenos Aires, Argentina
        France Telecom                          Bordeaux, France
                                                Marseilles, France
        Brutele/Igretec                         Charleroi, Belgium
        Eneco NV                                Rotterdam, Netherlands
        CTC                                     Barcelona, Spain
        Cablecom                                Zurich, Switzerland
        Tokyo Cable                             Tokyo, Japan
        Destiny Cable                           Manila, Philippines
        Jaixing Cable                           Jaixing, China
        Saturn Communications                   Wellington, New Zealand

        Com21 did not commence product shipments until April 1997. Our success will depend on the timely adoption of our products by cable operators and end users. The market for our products has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants that compete or intend to compete with the Company. See "Risk Factors -- We have a short operating history, have incurred net losses since our inception and expect future losses," "-- Our operating results in one or more future periods are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors," "-- Because our market is new and evolving, we cannot accurately predict its future growth rate or its ultimate size, and widespread acceptance of our products is uncertain" and "-- The market in which we operate is highly competitive and has many more established competitors."

	In 1997, revenues attributable to Philips, 3Com and Siemens accounted for 21%, 16% and 12% of total revenues, respectively. In 1998, revenues attributable to TCI, Philips and Siemens accounted for 24%, 15% and 14% of total revenues, respectively. For the year ended December 31, 1998, the top five customers accounted for an aggregate of 66% of total revenues. See "Risk Factors - Our customer base is concentrated and the and the loss of one or more of our customers could cause our business to suffer" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	In 1997 and 1998, revenues attributable to international customers constituted 64% and 52% of total revenues, respectively. Com21 believes that its ATM-based system has been adopted more rapidly in Europe and other international markets because of the greater acceptance of the benefits of ATM-based technology as well as the more recently upgraded and installed cable plants. See "Risk Factors -- We are subject to risks associated with operating in international markets" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	The following customer examples illustrate how certain of Com21's customers have deployed its products:

	Fibertel/TCI-International is a cable operator with approximately 800,000 households passed in Buenos Aires, Argentina. Fibertel offers a single Internet service priced at $125 per month for two-way service. Fibertel is marketing a private corporate networking service that uses Com21's virtual local area network capability and is selling dedicated line connections for business applications using Com21's quality of service capability to provision constant-bit-rate service per modem. Fibertel uses various features of the ComUNITY Access system to provide different service products for different subscribers' needs.

	Charter, one of the largest cable television operators in the U.S. with approximately 1.1 million subscribers, has deployed service in several locations including the Pasadena, California area, which passes approximately 300,000 households. Charter offers Charter Pipeline, its general Internet service, at prices ranging from $50 per month to $500 per month with five service tiers, with the following service levels (upstream/downstream data rates):

        - "diamond service" (2 megabits per second/1 megabits per second);
        - "platinum service" (1 megabits per second/512 kilobits per second);
        - "gold service" (768 kilobits per second/384 kilobits per second);
        - "silver service" (512 kilobits per second/128 kilobits per second);
        - "bronze service" (256 kilobits per second/56 kilobits per second).

	In addition to its general Internet access service, Charter has established a campus local area network extension on its cable network using the ComUNITY Access system's virtual local area network capability and provides off-campus connections to the students and staff of the California Institute of Technology. Charter also plans to use the ComUNITY Access system's telephone return feature to provide access for subscribers who are not yet two-way enabled.

	Telia Stofa A/S is the second largest cable operator in Denmark with more than 200,000 households passed. Telia Stofa is using the ComUNITY Access system to deliver high-speed data-over-cable service, along with other integrated services, to residential and business customers, allocating varying levels of bandwidth to address different subscriber requirements. Telia Stofa gives residential and business users the option of choosing from three different tiers of service: StofaNet Private, StofaNet Study and StofaNet Business. This allows Telia Stofa to charge subscribers according to the bandwidth used, versus a flat fee, and results in increased revenues. Telia Stofa has indicated that one of the primary reasons that Telia Stofa selected Com21 was that we offer quality of service, virtual local area network and other future integrated services.

Markets. Com21's products enable cable operators to serve three primary end-user markets each of which has widely varying speed, service and pricing requirements. The table below divides these markets by user segment and outlines their typical access requirements and attributes:



                                                          Typical Access
                        Access          Potential            Solution
  User Segment        Requirement      Applications         Used Today
_________________ __________________ _________________ ____________________

Corporate Tele-   -Remote access to  -Remote local      -Analog Modem
commuter and Re-  corporate local    area network       (28.8-56 Kbps)
mote Office       area networks and  access             -ISDN (128 Kbps)
Users             Intranets          -VPN Provisioning  -T-1 (1.54 Mbps)
                  -High speed Inte-  -File Transfer
                  rnet access        -"Always on" Int-
                                     ernet access
                                     -High Security
                                     -Telephony enhance-
                                     ments, e.g., PBX
                                     extension
                                     -Desktop video
                                     Conferencing
_________________ __________________ _________________ ____________________
Small Office/Home -Remote access to  -"Always on"       -Analog modem
Office Users      local area         Internet Access    (28.8-56 Kbps)
                  networks           -Connectivity to   -ISDN (128 Kbps)
                  -High speed        several businesses -Fractional T-1
                  Internet access    -Alternate tele-   (384 Kbps)
                                     phone Service
                                     -Desktop video
                                     conferencing
_________________ __________________ _________________ ____________________
Residential       -Low to high speed -Internet access   -Analog modem
Consumer          Internet access    -Web-based multi-  (28.8-56 Kbps)
Internet Users                       media content,e.g. -ISDN (128 Kbps)
(Occasional and                      on-line services
Frequent)                            -E-mail, file
                                     transfer

        Corporate Telecommuter and Remote Office Users. The needs of corporate telecommuter and remote office business users include high availability, high-speed access to corporate intranets and corporate local area networks. These users also must interconnect the local area networks among their various offices. Such offices may be co-located, as in the case of a large campus, or remotely located, as in the case of a sales office or a telecommuter's home. A parallel application for this business market is the interconnection of remote workers to a central telephone PBX, distributing voice traffic to users throughout a campus or to a remote office. Security and reliability are of utmost importance for corporate users. Other applications which business users may require include desktop video conferencing and rapid two-way transfer of large data files. Corporate telecommuters and remote office users are generally willing to pay a premium for highly reliable, high-speed service with advanced features.

	SOHO Users. Small office/home office businesses increasingly find the Internet an efficient and cost-effective means to communicate and transact with their customers and suppliers. Com21 believes these businesses require medium-to-high speed Internet access that is reliable and always available. Small office/home office users may have a local area network to connect to cable modem services and may require routing in order to connect multiple terminals. These businesses may also require desktop video conferencing capability and connectivity with other businesses. Because these requirements may be critical to running their business, certain small office/home office users are willing to pay more for higher-quality, secure, reliable service than are residential consumer Internet users.

	Residential Consumer Internet Users. Residential consumer Internet users generally only require a connection to their ISP, without the same level of security and reliability required by business users. Frequent users desire medium-to-high speed access to the Internet for Web browsing and downloading of multimedia applications and files. Occasional users require low-to-medium speed access to the Internet on a limited basis for Web browsing, e-mail and on-line services. Occasional users generally prefer low-cost service, whereas more frequent users are generally willing to pay a slight premium for higher speed.

Manufacturing

	Com21 tests and assembles its ComCONTROLLER headend equipment in its facility in Milpitas, California. We outsource ComCONTROLLER printed circuit board assemblies on a turnkey basis to Sanmina and CMC, and perform final integration and burn-in on-site. Com21 configures the headend equipment and the network management and provisioning software prior to customer shipment.

	Com21 outsources turnkey manufacturing of the ComPORT cable modem to Celestica, a contract manufacturer located in Toronto, Canada. Together with Celestica, Com21 has developed and implemented a series of product test methodologies, quality standards and process control parameters. Com21 is working with Celestica to set up production in a second Celestica facility located in Monterrey, Mexico. We anticipate production at this facility will begin in the first quarter of 1999. This move will enable us to continue to reduce the cost of our modems and ensure continuous supply without disruption if plant problems were to occur. We believe that employing a turnkey manufacturer will enable it to meet anticipated manufacturing needs and reduce the cost of product procurement.

	Com21's engineering team designs ASICs and performs simulation testing. When the fundamental design is stable, Com21's contract foundry fabricates the ASIC for prototype testing and upon completion of these tests the ASIC is manufactured in volume by Atmel. We believe our current manufacturing capabilities can accommodate our requirements through the end of 2000. Warranty and repair support is performed at our Milpitas facility. Com21 received ISO 9001 certification in December 1998.

	Com21 maintains only a limited in-house manufacturing capability for final assembly, testing and integration of headend products. Our future success will depend, in significant part, on our ability to manufacture, or have others manufacture, its products cost-effectively and in volumes sufficient to meet customer demand. There are a number of risks associated with our dependence upon third party manufacturers, including but not limited to the following:

	- reduced control over delivery schedules;
	- quality assurance;
	- manufacturing yields and costs;
	- the potential lack of adequate capacity during periods of excess demand;
	- limited warranties on products supplied to us;
	- increases in prices; and
	- the potential misappropriation of Com21's intellectual property.

	A manufacturing disruption could impact the production of Com21's products for a substantial period of time, which could have a material adverse effect on our business, operating results and financial condition. Com21 has no long-term contracts or arrangements with any of its manufacturers that guarantee the availability of product, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that Com21 will not experience supply problems in the future from any of its manufacturers. Any such difficulties could have a material adverse effect on our business, operating results and financial condition.

	In addition, Celestica is a foreign corporation, and we may increase our use of foreign manufacturers in the future. Any foreign or domestic regulations regarding foreign exports and imports, trade barriers and tariffs currently in place or imposed in the future could materially and adversely affect our ability to obtain cable modems. Because lead times for materials needed to produce cable modems and headend equipment can be between eight and 16 weeks, Com21 may not be able to meet the demand for its products, which could adversely affect our ability to support cable operators' expansion of cable modem service to cable operators' customers. We have only limited experience manufacturing and arranging for the manufacture of our products, and there can be no assurance that we or any manufacturer of our products will be successful in increasing its manufacturing volume. We may need to procure additional manufacturing facilities and equipment, adopt new inventory controls and procedures, substantially increase our personnel and revise our quality assurance and testing practices. We cannot assure you that any of these efforts will be successful. See "Risk Factors -- We may not be able to produce sufficient quantities of our products because we depend on third-party manufacturers and have limited manufacturing experience" and "-- We are subject to risks associated with operating in international markets."

Marketing and Sales

	Marketing. Domestically, we target our marketing efforts primarily at cable operators. A limited number of cable operators comprise the domestic cable industry and purchase decisions by each cable operator are typically influenced by the cable operator's technical experts. Direct marketing activities focus on reaching these technical experts and creating product awareness and credibility for Com21's systems within the cable operator community. Internationally, we focus our marketing efforts on supporting our systems integration partners' marketing programs.

	A key factor to building global brand awareness for Com21 products is promoting the success of Com21's commercial cable modem system deployments. Com21 also educates cable operators regarding the benefits of providing tiered services to a diverse subscriber base, ranging from residential consumers to business users. Com21 is also building its brand name through continued publicity and referral efforts in both media and industry-centered activities. Com21 markets its systems through several promotional programs, including the following:

	- direct mail campaigns to the larger cable operators;
	- editorial presence in various trade magazines;
	- public speaking opportunities;
	- national cable trade show participation;
	- Web site-based communication and promotion;
	- media sponsorships; and
	- participation in standards activities.

	In anticipation of the introduction of our DOCSIS-compliant cable modems, we are in the process of establishing alternative distribution channels including Internet and retail channels. We will also begin consumer marketing activities.

	Sales. We have a sales force of 19 people in five North American locations and four locations internationally. Currently, Com21 sells its products in North America primarily through direct sales channels to cable operators. Internationally, we sell our products primarily to systems integrators, who in turn sell to cable operators. Com21's two largest systems integrators are Philips and Siemens, both of whom have a strong presence in numerous markets. Com21's systems integrators have established customer bases and relationships with cable operators. These relationships allow Com21 to market and create brand awareness within each region by selling locally into their respective markets, and the local presence of the systems integrators bridges cultural and communication gaps. As of December 31, 1998, Com21 had agreements with 26 systems integrators in North America, Europe, Asia, Latin America and the Pacific Rim.

Research and Development

	Com21 focused its research and development efforts on increasing the scalability and performance of its current products, reducing the cable operator's cost of ownership, enhancing value-added services for subscribers, reducing costs and supporting emerging cable modem standards. In addition to enhancements of the current ComUNITY Access system products, Com21 has also focused research and development efforts on new products, including DOCSIS-compliant cable modems, a secure IP module, an enterprise cable telephony module and a home networking module. Other developments underway include a 155 megabits per second OC-3 ATM interface to provide an integrated connection to the cable operator's fiber synchronous optical network distribution network, and next-generation DOCSIS-compliant cable modems. See "Products -- Products under development" and "-- DOCSIS products under development."

	Our research and development expenditures were $12.4 million in 1996, $13.5 million in 1997 and $19.9 million in 1998. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development of our products and technology.

	As of December 31, 1998, Com21 had a team of 89 engineers with expertise in ASIC design and electronics, encryption, radio frequency modulation and demodulation, digital electronics design, networking, embedded software, and network management. The engineering team includes three engineers with Ph.D.s and 42 engineers with advanced degrees. Com21 is seeking to hire
additional skilled engineers for research and development. If we encounter delays in hiring additional engineers, our business, operating results and financial condition could be adversely affected. See "Risk Factors -- Competition for qualified personnel in the cable networking equipment and telecommunications industries is intense, and we may not be successful in attracting and
retaining these personnel."
                                      17


	Com21's future performance depends on a number of factors, including its ability to identify emerging technological trends in its target markets, develop and maintain competitive products, enhance its products by adding innovative features that differentiate its products from those of competitors, bring products to market on a timely basis at competitive prices, properly identify target markets and respond effectively to new technological changes or new product announcements by others. We cannot assure you that the design and introduction schedules for any additions and enhancements to our existing and future products will be met, that these products will achieve market acceptance, or that these products will be able to be sold at average selling prices that are favorable to us. In evaluating new product decisions, we must anticipate well in advance the future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, industry standards and competitive product offerings. We must also continue to make significant investments in research and development in order to continually enhance the performance and functionality of its products to keep pace with competitive products and customer demands for improved performance, features and functionality. The technical innovations required for Com21 to remain competitive are inherently complex and require long development cycles. Such innovations must be completed before developments in networking technologies or standards render them obsolete and must be sufficiently compelling to induce network equipment vendors to favor them over alternative technologies. Moreover, Com21 must generally incur substantial research and development costs before the technical feasibility and commercial viability of a product line can be ascertained. We cannot assure you that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that Com21 will be able to secure the financial resources necessary to fund future development. The failure to successfully develop new products on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Our future success will depend in part upon our ability to enhance our existing products and to develop and introduce, on a timely basis, new products and features that meet changing customer requirements and emerging industry standards."

Customer Service and Technical Support

	Com21 believes that successful long-term relations with its customers require a service organization committed to customer satisfaction. As of December 31, 1998, Com21 had 13 technical support employees at its headquarters. Com21 makes available to all new customers a five day training course prior to receiving and installing a system. Customer personnel are trained in the installation, maintenance and operation of the ComUNITY Access system.

	In North America, Com21 provides direct support by telephone and at the customers' locations. Com21 supplies support 24 hours a day, seven days a week. Internationally, systems integrators provide first level support, and Com21 provides second level support. Com21 maintains a customer call tracking system that captures and monitors service activities. Com21 is able to identify problems with a customer's ComUNITY Access system via a dialup analog modem connection or a Web-based management interface to assist with diagnostics.

Competition

	The markets for Com21's products are intensely competitive, rapidly evolving and subject to rapid technological change. The principal competitive factors in this market include, or are likely to include, product performance and features, reliability, technical support and service, relationships with cable operators and systems integrators, compliance with industry standards, compatibility with the products of other suppliers, sales and distribution capabilities, strength of brand name, price, long-term cost of ownership to cable operators and general industry and economic conditions. Many of Com21's current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and distribution resources than we do. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we do. We cannot assure you that we will be able to successfully compete against current or future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition. In response to changes in the competitive environment, we may make certain pricing, service, marketing or other strategic decisions that could have a material adverse effect on our business, operating results and financial condition. We cannot assure you that our competitors will not develop enhancements to, or future generations of, products that will offer prices or performance superior to that of our products. Com21 believes that the broad adoption of the DOCSIS standard will cause increased competition in the North American market, which is likely to negatively affect our gross margin. We cannot assure you that competitors will not develop DOCSIS-compliant cable modems more quickly than Com21. Current customers that move to the DOCSIS platform could choose alternative cable modem suppliers or choose to purchase DOCSIS-compliant cable modems from competing suppliers. This competition could materially adversely affect our business, operating results and financial condition.

	Com21's current and potential competitors include 3Com, Cisco Systems, General Instrument Corporation, Hybrid, Motorola, Inc., Nortel Networks, Samsung Electronics Company, Ltd, Terayon Communication Systems and Zenith Electronics Corporation. Some of these competitors have existing relationships with many of our prospective customers. We cannot assure you that we will be able to establish relationships with cable operators who have existing relationships with our competitors, and failure to establish these relationships could have a material adverse effect on our business, operating results and financial condition. In addition, Com21 anticipates that some large consumer electronics companies, such as Matsushita (which markets products under the Panasonic brand name), Sony Corp., Thomson and Toshiba America, Inc., will likely introduce competitive cable modem products in the future. As the DOCSIS standard is adopted in the North American market, the distribution of cable modems may move into the retail channel. If this occurs, the large consumer electronics companies could gain a competitive advantage, due to their well-established retail distribution capabilities. There can be no assurance that Com21 will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not have a material adverse effect on Com21's business, operating results and financial condition. See "Risk Factors-- The market in which we operate is highly competitive and has many more established competitors."

	We also expect to face intense competition from wireless and telco-related wireline technologies that provide high bandwidth access in the local loop. Competing technologies include telco-related xDSL implementations, such as ADSL and high bit rate digital subscriber line, commonly known as HDSL in the telecommunications industry, wireless offerings such as LMDS, MMDS and DBS. We expect competition from telco-related wireline solutions to be intense because of the ubiquity of the telephone infrastructure. We cannot assure our cable modem technology will compete effectively against wireline and wireless technologies. Additionally, we believe that digital set-top boxes that integrate cable modems to provide Internet access via the television may compete with our cable modems in the lower end consumer Internet access market. Equipment suppliers of such products include General Instrument, NCI, Nokia, Panasonic, Philips, Scientific Atlanta and WebTV (Microsoft).

Intellectual Property

	Com21 relies on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights. These measures afford only limited protection. Com21 currently has five issued U.S. patents and several pending patent applications. See "Risk Factors -- Our failure to adequately protect our proprietary rights may adversely affect us."

Employees

	As of December 31, 1998, Com21 had a total of 176 full-time employees and 11 full-time contractors. Of the total number of employees, 89 were in research and development, 31 in marketing and technical support, 23 in operations, 19 in sales and 14 in administration. Com21's employees are not represented by any collective bargaining agreement with respect to their employment by Com21, and Com21 has never experienced an organized work stoppage.

	Com21's future success is heavily dependent upon its ability to hire and retain qualified technical, marketing and management personnel. The competition for personnel is intense, particularly for engineering personnel with related networking and integrated circuit design expertise and for technical support personnel with networking engineering expertise. See "Risk Factors -- Competition for qualified personnel in the cable networking equipment and telecommunications industries is intense, and we may not be successful in attracting and retaining such personnel."

Risk Factors

        You should carefully consider the risks described below before making a decision to invest in Com21. You may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing our company.

        We have a short operating history, have incurred net losses since our inception and expect future losses. We did not commence product shipments until April 1997. As a result, we have only a limited operating history upon which you may evaluate us and our prospects. We have incurred net losses since inception and expect to continue to operate at a loss through at least fiscal 1999. As of December 31, 1998, we had an accumulated deficit of approximately $48.7 million. To achieve profitable operations on a continuing basis, we must successfully design, develop, test, manufacture, introduce, market and distribute our products on a broad commercial basis.

        Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include the following:

	- the rate at which cable operators upgrade their cable plants;

	- our ability and the ability of cable operators to coordinate timely and effective marketing campaigns with the availability of upgrades;

	- cable operators' success in marketing data-over-cable services and our modems to subscribers;

	- cable operators' success in setting prices for data transmission installation service; and

	- cable operators' success and timeliness in the installation of subscriber site equipment.

	Due to these factors, we cannot forecast with any degree of accuracy what our revenues will be or how quickly cable operators will adopt our systems. Therefore, we may not achieve, or be able to sustain, profitability.

	Our operating results in one or more future periods are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors. Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

	- variations in the timing of orders and shipments of our products;

	- variations in the size of orders by our customers;

	- new product introductions by us or by competitors;

	- delays in introducing cable modems that comply with the new data-over-cable service interface specification;

	- the timing of upgrades of cable plants;

	- variations in capital spending budgets of cable operators;

	- delays in obtaining regulatory approval for commercial deployment of cable modem systems; and

	- general economic conditions and economic conditions specific to the cable and electronic data transmission industries.

	The amount and timing of our operating expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activities. Research and development expenses will vary as we develop new products.

	We have a limited backlog of orders, and total revenues for any future quarter are difficult to predict. Supply, manufacturing or testing constraints could result in delays in the delivery of our products. Any delay in the product deployment schedule of one or more of our cable operator customers would likely materially adversely affect our operating results for a particular period.

        A variety of factors affect our gross margin, including the following:

	- the sales mix between our headend equipment and cable modems;

        - the volume of products manufactured;

        - the type of distribution channel through which we sell our products;

	- the average selling prices of our products; and

	- the effectiveness of our cost reduction efforts.

	In the past we have experienced and we anticipate that we will continue to experience decreases in the average selling price of our cable modems and our other products. In addition, the sales mix between our headend equipment and modems also affects our gross margin. Sales of our cable modems yield lower gross margins than do sales of our headend equipment. In the future, we anticipate that our sales mix will be increasingly weighted toward cable modems. As a result, we expect to experience continued downward pressures on our gross margin. If price declines are not offset by a decline in the costs of manufacturing our cable modems, our gross margin will be adversely affected.

	Because of these factors, our operating results in one or more future periods are likely to fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. See
"Management's Discussion and Analysis of Financial Condition and
Results of Operations."

	We depend on cable operators for substantially all of our sales. We depend on cable operators to purchase our headend equipment and cable modems and to market data transmission service to end-users. Cable operators may not have enough programming channels over which they can offer these services. Even if a cable operator chooses to provide data transmission services, it may not choose our products to do so.

	The future success of services providing data-over-cable transmission depends upon the ability of cable systems to support two-way communications. While many cable operators are in the process of upgrading, or have announced their intention to upgrade, their cable plants to hybrid fiber coaxial cable, commonly known as HFC in the telecommunications industry, many cable operators have delayed these upgrades for financial or regulatory reasons. Cable operators have limited experience with cable plant upgrades, and investments in upgrades place a significant strain on their resources. Most cable operators are already highly leveraged and may not have the capital required to upgrade their infrastructure or to offer new services such as data-over-cable transmission.

	Even after installation, we remain highly dependent on cable operators to continue to maintain their cable plants so that our products will operate at a consistently high performance level. Accordingly, the success and future growth of our business will be subject to economic and other factors affecting the cable television industry, particularly the industry's ability to continue to finance the substantial capital expenditures necessary to use our products effectively.

	The market in which we sell our products is characterized by many competing technologies, and the technology on which our product is based may not compete effectively against other technologies. The market for high-speed data transmission services has several competing technologies which offer alternative solutions. Technologies which compete with our solution are:

	- telephone company-related wireline technologies such as:

                - dial-up (analog modems);

                - integrated services digital network, commonly known as ISDN in the telecommunications industry; and

                - digital subscriber line, commonly known as DSL in the telecommunications industry.

	- wireless technologies such as:

                - local multipoint distribution service, commonly known as LMDS in the telecommunications industry;

                - multi-channel multipoint distribution service, commonly known as MMDS in the telecommunications industry; and

                - direct broadcast satellite, commonly known as DBS in the telecommunications industry.

	In particular, because of the widespread reach of telephone networks and the financial resources of telephone companies, competition from telephone company-related solutions is expected to be intense. Cable modem technology may not be able to compete effectively against wireline or wireless technologies.

	In addition, one of our competitors has developed a commercially available alternative modulation technology.
Significant market acceptance of alternative solutions for high-speed data transmission could decrease the demand for our products if these alternatives are viewed as providing faster access, greater reliability, increased cost-effectiveness or other advantages.

	Our current products are not compatible with products offered by our competitors and are subject to evolving industry standards.
If our products do not comply with any standard that achieves market acceptance, customers may refuse to purchase our products.
Our headend equipment and cable modem products do not interoperate with the existing equipment of other cable modem suppliers. Therefore, potential customers who wish to purchase broadband Internet access products from multiple suppliers may be reluctant to purchase our products.

	The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telephone companies, could require us to redesign our products. Our current products are not in full compliance with the standards and developing specifications as proposed by:

	- data-over-cable service interface specification;

	- Digital Audio Video Interactive Council and Digital and
        Video Broadcast Organization;

	- Institute of Electrical and Electronics Engineers;

	- Internet Engineering Task Force; and

	- other relevant standards bodies.

	We expect the emerging data-over-cable service interface specification, commonly referred to as the DOCSIS standard, to achieve substantial market acceptance in North America, and we are currently developing DOCSIS-compliant cable modems. The continuing evolution of the DOCSIS standard may cause us to incur additional costs associated with making our cable modems compliant with various versions of the standard. We cannot assure you that our DOCSIS-compliant cable modems will be introduced on schedule, or that they will meet with market acceptance.

	There is currently no generally accepted standard for data-over-cable internationally. If any standards achieve market acceptance and if our products do not comply with them, customers may refuse to purchase our products. Additionally, different implementations of the same specification could slow deployment of our products if these differences cause our products not to be interoperable with other companies' products. The widespread adoption of the DOCSIS or other standards would likely cause aggressive price competition in the cable modem market and result in lower sales of our headend products and lower revenues from licensing of our network management software. Any of these events would adversely affect our gross margin and our operating results.

	The development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. If any of these new technologies or standards achieve widespread market acceptance, any failure by us to develop new products or enhancements, or to address these new technologies or standards, would harm our business.

	Because our market is new and evolving, we cannot accurately predict its future growth rate or its ultimate size, and widespread
acceptance of our product is uncertain.	Our success depends on the
timely adoption of our products by cable operators and their subscribers. The market for our products is rapidly evolving. An increasing number of competitors have introduced or developed, or are in the process of introducing or developing, cable modem systems that compete with our own. Some of the critical issues concerning the use of cable modems, including security, reliability, cost, ease of deployment and administration, and quality of service, remain largely unresolved and may harm our business. Because our market is new and evolving, we cannot accurately predict its future growth rate or its ultimate size.

	Prior to purchasing our products, some cable operators may require that their internal technical personnel or their Internet service provider certify our products to determine if they work with their systems. Certification of our products may not occur in a timely manner, if at all. In some cases, in order for our products to be certified we may have to make significant product modifications. Failure to become certified could render us unable to deploy our products in a timely manner with one or more cable operators. Any of these possibilities could harm our business. The market for cable modems may never fully develop, and even if it does, we may not be able to compete successfully in that market. If our products do not achieve widespread acceptance in their markets, our business may be adversely affected.

	If sales forecasted for a particular period are not realized in that period due to the lengthy sales cycle of our products, our operating results for that period will be harmed. The sales cycle of our products is typically lengthy and involves:

        - a significant technical evaluation;

        - a commitment of capital and other resources by cable operators;

	- delays associated with cable operators' internal procedures to approve large capital expenditures;

	- time required to engineer the deployment of new technologies within the networks of cable operators; and

        - testing and acceptance of new technologies that affect key operations.

	For these and other reasons, our sales cycle generally lasts from six to 12 months. Furthermore, the announcement and projected product introduction of DOCSIS-compliant cable modems have already affected sales cycles, as most domestic cable operators have chosen to delay large scale deployment of cable modems until DOCSIS-compliant cable modems are available.

	The market in which we operate is highly competitive and has many more established competitors. The market for our products is intensely competitive, rapidly evolving and subject to rapid technological change.

	Many of our current and potential competitors have been operating longer, have better name recognition, better established business relationships and significantly greater financial, technical, marketing and distribution resources than we do. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new or enhanced products than we do. If we fail to develop DOCSIS-compliant cable modems in a timely manner, our customers may choose another supplier for DOCSIS-compliant cable modems, and our business, operating results and financial condition could be materially adversely affected. See "Business -- Competition."

	We must reduce the cost of our cable modems to remain competitive. Certain of our competitors' cable modems are priced lower than our cable modems. As headend equipment becomes more widely deployed, the price of cable modems and related equipment will continue to decline. In particular, we believe that the adoption of industry standards, such as the DOCSIS standard, will cause increased price competition for cable modems.

	We may not be able to continually reduce the costs of manufacturing our cable modems sufficiently to enable us to lower our modem prices and compete effectively with other cable modem suppliers. If we are unable to reduce the manufacturing costs of our cable modems, our gross margin and operating results would be harmed.

	Our failure to adequately protect our proprietary rights may adversely affect us. We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have five issued U.S. patents and several pending patent applications. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to our own. If we do not enforce and protect our intellectual property, our business will be harmed.

	From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the cable modem market grows and the functionality of products overlaps.

	The results of any litigation matter are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to halt the manufacture, use and sale of infringing products, to expend significant resources to develop non- infringing technology, or to obtain licenses to the infringing technology. Licenses may not be available from any third party that asserts intellectual property claims against us, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. For example, in January 1998, Hybrid Networks filed an action against us, accusing us of infringing certain of their patents. We settled this matter in January 1999 through a patent cross-license agreement that will not materially impact our business or results of operations. However, there can be no assurance that we would be able to successfully resolve similar incidents in the future.

        Our failure to manage growth could adversely affect us. We have rapidly and significantly expanded our operations and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. To manage the anticipated growth of our operations, we will be required to:

        - improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

	- hire, train and manage additional qualified personnel;

	- expand and upgrade our core technologies; and

	- effectively manage multiple relationships with our customers, suppliers and other third parties.

	We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

	In the future, we may experience difficulties meeting the demand for our products and services. The installation and use of our products requires training. If we are unable to provide training and support for our products, the implementation process will be longer and customer satisfaction may be lower. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations. Any failure to manage growth effectively could materially adversely affect our business, operating results and financial condition.

	Competition for qualified personnel in the cable networking equipment and telecommunications industries is intense, and we may not be successful in attracting and retaining these personnel. Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. Given our early stage of development, we are dependent on our ability to retain and motivate high caliber personnel, in addition to attracting new personnel. Competition for qualified personnel in the cable networking equipment and telecommunications industries is intense, and we may not be successful in attracting and retaining such personnel. During 1998, we hired 45 new employees, an increase of approximately 34%, to our total work force at December 31, 1997. We expect to add additional personnel in the near future, including direct sales and marketing personnel. There may be only a limited number of people with the requisite skills to serve in those positions and it may become increasingly difficult to hire these people. We are actively searching for research and development engineers, who are in short supply. Our business will suffer if we encounter delays in hiring these additional engineers.

	Competitors and others have in the past and may in the future attempt to recruit our employees. We do not have employment contracts with any of our key personnel. We do not maintain key person life insurance on our key personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could negatively affect our business.

        We depend on strategic relationships. Our business strategy relies to a significant extent on our strategic relationships with other companies. These relationships include:

	- software license arrangements for our network management system;

	- marketing arrangements with Philips and Siemens; and

	- DOCSIS-compliant cable modem development in conjunction with Cisco to ensure the interoperability of our cable modem with Cisco's universal broadband router.

	These relationships may not be successful because we may not be able to continue to maintain, develop or replace them in the event any of these relationships are terminated. In addition, any failure to renew or extend any licenses between us and any third party may adversely affect our business.

	We may not be able to produce sufficient quantities of our products because we depend on third-party manufacturers and have limited manufacturing experience. We contract for the manufacture of cable modems and integrated circuit boards on a turnkey basis. CMC Industries and Sanmina build printed circuit assemblies for our headend products and Celestica manufactures our cable modems. Our future success will depend, in significant part, on our ability to have others manufacture our products cost-effectively and in sufficient volumes. There are a number of risks associated with our dependence on third-party manufacturers including the following:

	- reduced control over delivery schedules;

	- quality assurance;

	- manufacturing yields and costs;

	- the potential lack of adequate capacity during periods of excess demand;

	- limited warranties on products supplied to us; and

	- increases in prices and the potential misappropriation of our intellectual property.

	Any manufacturing disruption could impair our ability to fulfill orders. We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We may experience manufacturing or supply problems in the future. We are dependent on our manufacturers to secure components at favorable prices, but we may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. Any such difficulties could harm our relationships with customers. See "Business -- Manufacturing."

	We may not be able to produce sufficient quantities of our products because we obtain certain components from, and depend on, certain key sole suppliers. Certain parts, components and equipment used in our products are obtained from sole sources of supply. For example, our headend equipment incorporates a radio frequency modulation chip from one specific vendor, transmitter/receiver components from another, and an Asynchronous Transfer Mode switch, commonly known as an ATM in the telecommunications industry, from yet another. Additional sole-sourced components may be incorporated into our equipment in the future.

	We do not have any long term supply contracts to ensure sources of supply. If we fail to obtain components in sufficient quantities when required, our business could be harmed. Our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price. Our inability to obtain sufficient quantities of sole-sourced components, or to develop alternative sources for components and/or products would materially adversely affect our business. We rely on several companies including:

	- Broadcom Corp. and Stanford Telecommunications, Inc., suppliers of modulation and demodulation components;

	- Atmel Corporation, the fabricator of our semiconductor devices;

	- Virata Limited, formerly Advanced Telecommunications Modules Limited, a supplier of ATM switches;

        - Hewlett-Packard Company, the supplier of HP Openview software;

        - Wind River Systems, Inc., a supplier of embedded software; and

	- Objectivity, Inc., a supplier of object-oriented database software.

	If any of these manufacturers delay or halt production of any of their components, our business, operating results and financial condition could be materially adversely affected.

	Our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer. A relatively small number of customers have accounted for a large part of our revenues to date, and we expect that this trend will continue.
During the year ended December 31, 1998, revenues attributable to our top three customers, TCI, Philips and Siemens, accounted for 24%, 15% and 14% of total revenues, respectively. For the same period, our top five customers accounted for an aggregate of 66% of total revenues. We expect that our largest customers in the future could be different from our largest customers today due to a variety of factors, including customers' deployment schedules and budget considerations. Because a limited number of cable operators account for a majority of our prospective customers, our future success will depend upon our ability to establish and maintain relationships with these companies. We may not be able to retain our current accounts or to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of households passed are controlled by a relatively small number of cable operators. The loss of one or more of our customers or our inability to successfully develop relationships with other significant cable operators could cause our business to suffer.

	Our future success will depend in part upon our ability to enhance our existing products and to develop and introduce, on a timely basis, new products and features that meet changing customer requirements and emerging industry standards. The market for cable modem systems and products is characterized by rapidly changing technologies and short product life cycles. Our future success will depend in large part upon our ability to:

	- identify and respond to emerging technological trends in the market;

        - develop and maintain competitive products;

        - enhance our products by adding innovative features that differentiate our products from those of our competitors;

        - bring products to market on a timely basis at competitive prices; and

	- respond effectively to new technological changes or new product announcements by others.

	If our product development and enhancements take longer than planned, the availability of products would be delayed. Our future success will depend in part upon our ability to enhance our existing products and to develop and introduce, on a timely basis, new products and features that meet changing customer requirements and emerging industry standards, such as the DOCSIS standard.

	On March 4, 1999, CableLabs announced the result of the certification process for the DOCSIS 1.0 cable modem that began on January 18, 1999. Our DOCSIS 1.0 cable modem was not certified at this time. We believe that this will not affect our plan to commercially introduce our initial DOCSIS modem in the first half of 1999.

	The technical innovations required for us to remain competitive are inherently complex, require long development cycles and are dependent in some cases on sole source suppliers. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most of the expenses must be incurred before the technical feasibility or commercial viability can be ascertained. Revenues from future products or product enhancements may not be sufficient to recover the development costs associated with the products or enhancements.

	We rely on indirect distribution channels for our products and need to develop additional distribution channels. Today, cable operators and systems integrators purchase cable modems from vendors through direct and indirect sales channels. In North
America, if the DOCSIS standard achieves widespread market acceptance, we anticipate that the North American cable modem market will shift to a consumer purchase model. If this occurs, we will sell more of our cable modems directly through consumer sales channels. Consequently, we have begun to establish new distribution channels for our cable modems. We may not have the capital required or the necessary personnel to develop these distribution channels, which could materially adversely affect our business, operating results and financial condition. To the extent that large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities would provide them with a significant competitive advantage. See "Business -- Competition."

	We are subject to risks associated with operating in international markets. During the fiscal year ended December 31, 1998, revenues attributable to international customers accounted for 52% of total revenues. We expect that a significant portion of our sales will continue to be concentrated in international markets for the foreseeable future. We intend to expand operations in our existing international markets and to enter new international markets, which will demand management attention and financial commitment. In addition, a successful expansion of our international operations and sales in certain markets will require us to develop relationships with international systems integrators and distributors. We may not be able to identify, attract or retain suitable international systems integrators or distributors. We may not be able to successfully expand our international operations.

	Furthermore, to increase revenues in international markets, we will need to continue to establish foreign operations, to hire additional personnel to run these operations and to maintain good relations with our foreign systems integrators and distributors. To the extent that we are unable to successfully do so, our growth in international sales will be limited and our operating results could be adversely affected.

	Our international sales to date have been denominated in U.S. dollars. We do not currently engage in any foreign currency hedging transactions. A decrease in the value of foreign currencies relative to the U.S. dollar could make our products more expensive in international markets.

	In addition to currency fluctuation risks, international operations involve a number of risks not typically present in domestic operations, including:

	- changes in regulatory requirements;

	- costs and risks of deploying systems in foreign countries;

	- licenses, tariffs and other trade barriers;

	- political and economic instability;

	- difficulties in staffing and managing foreign operations;

        - potentially adverse tax consequences;

        - difficulties in obtaining governmental approvals for products;

	- the burden of complying with a wide variety of complex foreign laws and treaties; and

        - the possibility of difficult accounts receivable collections.

	We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether charges or restrictions upon the importation or exportation of our products will be implemented by the U.S. or other countries. Future international activity may result in sales dominated by foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our operating results. Any of these factors could materially and adversely affect our business, operating results and financial condition.

        We may be subject to risks associated with acquisitions. We continually evaluate strategic acquisitions of other businesses and subscriber accounts. If we were to consummate an acquisition, we would be subject to a number of risks, including:

        - difficulty in assimilating the acquired operations and personnel;

	- limits on our ability to retain the acquired subscribers;

	- disruption of our ongoing business; and

	- limits on our ability to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies.

	We may not be able to successfully overcome problems encountered in connection with potential acquisitions. In addition, an acquisition could materially adversely affect our operating results by diluting our stockholders' equity, causing us to incur additional debt, or requiring us to amortize acquisition expenses and acquired assets.

	We are subject to risks associated with the regulation of information security products. Our products make use of encryption, and are therefore subject to export restrictions administered by the U.S. Department of Commerce, which permit the export of encryption products only with the required level of export license. We may therefore be at a disadvantage in competing for international sales compared to companies located outside the U.S. that are not subject to these restrictions. International customers may be unwilling to purchase our products that are eligible for export due to perceptions that these products are inferior to those marketed within the U.S., may contain undocumented features which undermine the products' security architecture, or are required to incorporate security features which are unacceptable to the customer. Although we have been granted all currently required U.S. export licenses, we may not be able to continue to secure any required licenses in a timely manner in the future. In certain foreign countries, our distributors are required to secure licenses or formal permission before products that incorporate encryption features can be imported. Our distributors may not make the effort, or be successful in the effort, to obtain the necessary licenses or permission to import our products into certain countries. The uncertainty involved in the interpretation and application of import and export regulations may unduly delay or prevent the export of our products, which may lead to a loss of revenues and market position.

	Recent legislative proposals have indicated the possibility that our products sold for use within the U.S. may be required to incorporate certain features to assist law enforcement agencies in recovering suspect communications. If these proposals are enacted into law, we may be obligated to incur significant expense in complying with these regulations. In addition, the market opportunities and customer acceptance of our products could be materially adversely affected by our compliance with these laws, leading to a loss of revenues and market share.

	Our failure and the failure of our key suppliers and customers to be year 2000 compliant would negatively impact our business. The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Computer programs that have this date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

	We are heavily dependent upon the proper functioning of our own computer or data-dependent systems. This includes, but is not limited to, our systems in information, business, finance, operations, manufacturing and service. Any failure or malfunctioning on the part of these or other systems could adversely affect our business in ways that are not currently known, quantifiable or otherwise anticipated by us.

	We currently have only limited information on the Year 2000 compliance of key suppliers and customers. The operations of our key suppliers and customers could be adversely affected in the event they do not successfully and timely achieve Year 2000 compliance. Our business and results of operations could experience material adverse effects if our key suppliers were to experience Year 2000 issues that caused them to delay manufacturing or shipment of key components to us. In addition, our results of operations could be materially adversely affected if any of our key customers encounter Year 2000 issues that cause them to delay or cancel substantial purchase orders or delivery of our products.

	While we have developed a plan to address Year 2000 issues, we may be unable to complete all phases of the plan in a timely manner or to upgrade any or all of our major systems in accordance with our plan. Even if we make upgrades, they may not effectively address the Year 2000 issue. If required upgrades are not completed in a timely manner or are not successful, we may be unable to conduct our business or manufacture our products. The systems of other companies on which our systems rely may not be converted in a timely manner. The failure to convert by another company, or the occurrence of a conversion that is incompatible with our systems would have a material adverse effect on our business. We intend to establish, but have not yet established a contingency plan detailing actions that will be taken in the event that the assessment of the Year 2000 issue is not successfully completed on a timely basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000
Readiness."

	We may be subject to product returns and product liability claims due to defects in our products. Our products are complex and may contain undetected defects, errors or failures. These errors have occurred in our products in the past and additional errors may be expected to occur in our products in the future. The occurrence of any defects, errors, or failures could result in delays in installation, product returns and other losses to us or to our cable operators or end-users. Any of these occurrences could also result in the loss of or delay in market acceptance of our products, which could have a material adverse effect on our business, operating results and financial condition. We would have limited experience with the problems that could arise with any new products that we introduce.

	Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of these claims. A successful product liability claim brought against us could have a material adverse effect on our business, operating results and financial condition.

	Our products are subject to government regulations, and changes in current or future laws or regulations that negatively impact our products and technologies, in the U.S. or elsewhere, could adversely affect our business. Our products are subject to the regulations of the Federal Communications Commission and other federal and state communications regulatory agencies. Changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes that, directly or indirectly, affect telecommunications costs, limit usage of subscriber-related information or increase the likelihood or scope of competition from telecommunications companies, could affect the prices at which cable operators sell their services and thus indirectly impact our business. In addition, we cannot predict the impact, if any, that future regulation or regulatory changes might have on our business. Regulation of cable television rates may affect the speed at which the cable operators upgrade their cable infrastructures to two-way HFC. Changes in current or future laws or regulations that negatively impact our products and technologies, in the U.S. or elsewhere, could adversely affect our business.

	Our success is dependent on the successful deployment of IP-based networks. Our products will depend in part upon the increased use of the Internet and other networks based on the Internet protocol by corporate telecommuters, small offices/home offices and residential consumer users. Businesses are increasingly using the Internet, intranets and extranets, not only for communication within and outside the firm, but also to create cost-effective, secure data connections known as virtual private networks, commonly referred to as VPNs, between corporate sites or remote locations. Critical issues concerning the commercial use of the Internet, such as ease of access, security, reliability, and cost and quality of service, remain unresolved and may affect the growth of Internet use, especially in the business and consumer markets that we target.

	Despite growing interest in commercial applications for the Internet and other IP-based networks, many businesses have been deterred from adopting IP-based data communications systems for a number of reasons, including:

	- inconsistent quality of service;

	- lack of availability of cost-effective, high-speed service;

	- a limited number of local access points for corporate users;

	- inability to integrate business applications on the Internet;

	- the need to deal with multiple and frequently incompatible vendors;

	- inadequate security; and

	- lack of tools to simplify Internet access and use.

	These issues and concerns may not be resolved or alleviated. Failure of the Internet community to address and resolve these issues, to develop or to develop as rapidly as expected could materially adversely affect our business, operating results and financial condition.

	We may need additional capital in the future and may not be able to secure adequate funds in terms acceptable to us. We currently anticipate our existing cash balances and available line of credit and cash flow expected to be generated from future operations, will be sufficient to meet our liquidity needs for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

	In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities. While we have no current agreements or negotiations underway with respect to any potential acquisition, any future transaction of this nature could require potentially significant amounts of capital. Funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures. This inability could materially adversely affect our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Our stock price is highly volatile and broad market fluctuations may adversely affect the market price of our common stock. The trading price of our common stock has fluctuated significantly since our initial public offering in May 1998. In addition, the trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

	The adoption of the Euro presents uncertainties for our company. In January 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union ("EMU"). During 2002, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally and, additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. We are currently assessing the effect the introduction of the Euro will have on our internal accounting systems and the sales of our products. We are not aware of any material operational issues or costs associated with preparing our internal systems for the Euro. However, we do utilize third party vendor equipment and software products that may or may not be EMU-compliant. Although we are currently taking steps to address the impact, if any, of EMU compliance for these third party products, the failure of any critical components to operate properly post-Euro may have an adverse effect on our business or results of operations or may require us to incur expenses to remedy these problems.

	This Form 10-K contains forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. This prospectus Form 10-K contains forward-looking statements that have been made under the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs, and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Form 10-K. We undertake no obligation to update these statements or publicly release the result of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 2. Properties

	Com21 leases approximately 44,600 square feet of administrative, research and development, and manufacturing facilities in Milpitas, California and intends to lease an additional 26,000 square feet of space in Milpitas. Com21 believes that after entering into the lease for the additional space, its current facilities will be sufficient to handle our operations for at least the next 12 months. We believe that future growth can be accommodated by obtaining the necessary additional space. Com21 also leases three sales offices, in Denver, Colorado, Atlanta, Georgia, and Toronto, Canada.

Item 3. Legal Proceedings

	In January 1998, Hybrid Networks filed an action against us, accusing us of infringing certain of their patents. We settled this matter in January 1999 through a patent cross-license agreement.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

                              Part II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

        The Company's common stock is traded on the Nasdaq National Market under the symbol "CMTO".

        The following table sets forth the high and low bid quotations of the Company's common stock for the periods indicated as reported by The Nasdaq National Market or NASD electronic bulletin board.
Prices shown in the table represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

                                        High            Low
                                        ------          ------
Year ended December 31, 1998            $24.87          $ 8.37
        Second quarter                  $23.75          $12.87
        Third quarter                   $24.87          $ 8.37
        Fourth quarter                  $22.75          $11.50

        The number of stockholders of record of common stock, $.001 par value, of the Company was 223 at December 31, 1998.

        Com21 has never declared, or paid, any cash dividends on its Common Stock.

        Use of Proceeds from Sales of Registered Securities. On February 23, 1999 the Company completed a public offering of its Common
Stock, $0.001 par value. The managing underwriters in the Offering were Credit Suisse First Boston Corporation and Dain Rauscher
Wessels (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333 79504) that was declared effective by the SEC on February 23, 1999. The Offering commenced on March 1, 1999 after all 3,000,000 shares (of which 2,480,000 shares were offered by the Company and 520,000 shares were offered by certain selling shareholders) of Common Stock registered under the Registration
Statement were sold at a price of $23.50 per share. The aggregate price of the Offering amount registered was $70,500,000. In connection with the Offering, the Company paid an aggregate of $3,690,000 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the registration fees of the SEC and the National Association of Securities Dealers, Inc. ("NASD").

        SEC Registration fee              $     27,038
        NASD filing fee                         10,226
        Nasdaq National Market listing fee      17,500
        Printing and engraving expenses        165,000
        Legal fees and expenses                100,000
        Accounting fees and expenses           160,000
        Blue Sky fees and expenses               5,000
        Transfer Agent and Registrar fees       10,000
        Miscellaneous                          105,236
                                          -----------------
            Total                              600,000

        After deducting the underwriting discounts and commissions and the estimated offering expenses described above, the Company received net proceeds from the offering of approximately $54,733,600 and the selling stockholders received $11,476,400. As of March 3, 1999,
Com21 has used the net proceeds from its public offering of Common Stock of the Company to invest in short-term and long-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. The Company has no agreements or commitments with respect to any such acquisition or investments and the Company is not currently engaged in any material negotiations with respect to any such transaction. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

Item 6. Selected Financial Data

	The following selected financial data should be read in conjunction with our financial statements and related notes to financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. The statements of operations data for each of the years in the three-year period ended December 31, 1998, and the balance sheets data at December 31, 1997 and 1998, are derived from financial statements which have been audited by Deloitte & Touche LLP, independent auditors, and are included in this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                          Years Ended December 31,
                               1994      1995      1996      1997      1998
                             --------  --------  --------  --------  --------
                                 (In thousands, except per share data)
Statements of Operations Data:
Total revenues               $      -  $      -  $  1,000  $ 15,649  $ 48,114
Cost of total revenues              -         -         -     8,372    29,573
                             --------  --------  --------  --------  --------
  Gross profit                      -         -     1,000     7,277    18,541
Operating expenses:
  Research and development        545     5,233    12,395    13,481    19,936
  Sales and marketing               -       770     1,970     5,277    10,273
  General and administrative      349       919     1,548     1,782     3,871
                             --------  --------  --------  --------  --------
Total operating expenses          894     6,922    15,913    20,540    34,080
Loss from operations             (894)   (6,922)  (14,913)  (13,263)  (15,539)
Total other income, net            58       257       447       229     2,190
                             --------  --------  --------  --------  --------
Loss before income taxes         (836)   (6,665)  (14,466)  (13,034)  (13,349)
Income taxes                        1         1         5        21        14
                              --------  --------  --------  --------  --------
         Net loss            $   (837) $ (6,666) $(14,471) $(13,055) $(13,363)
                              --------  --------  --------  --------  --------
Net loss per share,
  basic and diluted(1)       $  (0.54) $  (3.53) $  (7.64) $  (6.15) $  (1.10)
                             ========  ========  ========  ========  ========
Shares used in computation,
  basic and diluted(1)          1,562     1,887     1,894     2,124    12,150
                             ========  ========  ========  ========  ========
Pro forma net loss per share,
  basic and diluted(2)       $  (0.31) $  (1.27) $  (1.84) $  (1.27) $   (.83)
                             ========  ========  ========  ========  ========
Shares used in pro forma
  computation, basic and
  diluted(2)                    2,685     5,265     7,851    10,279    16,062
                             ========  ========  ========  ========  ========

                                               December 31,
                               1994      1995      1996      1997      1998
                             --------  --------  --------  --------  --------
                                             (In thousands)
Balance Sheets Data:
Cash, cash equivalents and
short-term investments       $  2,082  $  3,273  $ 12,427  $ 17,950  $ 65,744
Working capital                 2,023     2,328     9,097    19,523    68,084
Total assets                    2,308     4,606    17,036    31,573    82,948
Long-term obligations               -       275     1,292     1,508       936
Total stockholders' equity      2,222     3,288    12,056    23,283    73,366

(1) The diluted net loss per share computation excludes potential shares of common stock (convertible preferred stock, warrants to purchase convertible preferred stock, options and warrants to purchase common stock and common stock subject to our repurchase rights), as their effect would be antidilutive. See Notes 1 and 7 of Notes to Financial Statements for a detailed explanation of the determination of the shares used in computing basic and diluted net loss per share.

(2) Includes the weighted average number of shares resulting from the assumed conversion of all outstanding shares of convertible preferred stock upon the effectiveness of the registration statement related to the initial public offering in May 1998. See
Note 1 of Notes to Financial Statements for a detailed explanation of the determination of the shares used in computing pro forma net loss per share. The diluted pro forma net loss per share computation excludes potential shares of common stock (warrants to purchase convertible preferred stock, options and warrants to purchase common stock and common stock subject to our repurchase rights).

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

	You should read the following discussion in conjunction with Com21's financial statements and notes to financial statements. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in "Risk Factors" and elsewhere in this Form 10-K.


Overview

	Com21, Inc. designs, develops, markets and sells value-added, high-speed communications solutions for the broadband access market. Com21's system enables cable operators to provide high-speed, cost-effective Internet access to corporate telecommuter, small office/home office and residential end-users in the U.S. and internationally. Com21's system also enables cable operators to address the distinct price, performance, security and other needs of these different end-users. Our product family includes cable modems, headend equipment, network management software and noise containment technologies.

	Com21 was incorporated in June 1992. From inception through April 1997, our operating activities related primarily to establishing a research and development organization, testing prototype designs, building application-specific integrated circuit design infrastructure, commonly known as an ASIC, commencing the staffing of marketing, sales and field service and technical support organizations and establishing manufacturing relationships. We shipped our first product in April 1997. Since then, Com21 has expanded its sales and marketing and customer support activities. These activities include commencing trials with our cable operator customers, expanding our customer base, developing customer relationships, marketing the Com21 brand, hiring field service and customer support personnel, building distribution channels, developing new products and technologies and enhancing existing products.

	Com21's revenues consist primarily of sales of cable modems, headend equipment and, to a lesser extent, the licensing of network management software. We recognize revenue upon commercial shipment of our products. As the cable operators that purchase our products make data-over-cable services broadly available to their customers, we expect our product mix to continue to shift more heavily toward sales of cable modems. Pursuant to a Technology License and Reseller Agreement with 3Com (the "3Com Agreement"), 3Com agreed to pay royalties as 3Com shipped products that incorporated our licensed technology and agreed to prepay royalties of $1,000,000 in 1997. 3Com provided us with royalty reports in 1997 showing the shipment of royalty-bearing products and, accordingly, $7,000 was recognized as license fee revenue in 1997. In addition, we received an additional $500,000 in license fee revenue in 1997 from 3Com by meeting certain conditions in the 3Com Agreement. Because the 3Com Agreement expired as of December 31, 1998, the remaining $993,000 was recognized in 1998 as royalty revenue. Through December 31, 1998, a total of approximately $2.5 million of technology licensing fees and royalties was included in our revenues.

	To date, gross margin on sales of headend and related equipment and software licenses has been higher than gross margin on sales of cable modems. In 1999, we expect the average selling prices of our cable modems to decrease due to greater competition, particularly as cable modems which meet the DOCSIS standard become widely available from multiple vendors. The DOCSIS standard should enable interoperability between different manufacturers' cable modems and headend equipment. Interoperability of cable networking equipment will lead to greater competition as the market for interoperable cable modems is opened to multiple vendors and greater price competition.

	Com21 tests and assembles headend equipment in our facility in Milpitas, California. We outsource turnkey manufacturing of our cable modems to Celestica, a contract manufacturer located in Toronto, Canada. We have taken, and continue to take, steps to reduce the manufacturing costs of our cable modem products by consolidating functionality and component parts into ASICs, making them easier to manufacture, using parts we believe will be sold in high volume by a number of vendors. We are also working with Celestica to facilitate more efficient manufacturing of cable modems and to move certain of our manufacturing operations to a lower cost Celestica facility, which will enable us to benefit from Celestica's volume purchasing capability. We cannot assure you that such cost-reduction efforts will be successful.

	Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, prototype expenses and development contracts related to the design, development, testing and enhancement of headend equipment, cable modems and network management software. As of December 31, 1998, Com21 expensed all research and development costs as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives and, as a result, expect these expenses to increase in absolute dollars.

	Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct and indirect selling, marketing and field service support functions. These expenses also include trade show and promotional expenditures. We intend to pursue sales and marketing campaigns aggressively, and therefore expect these expenses to increase in absolute dollars. In addition, we intend to develop an electronic commerce web site and retail sales channels, which is expected to increase sales and marketing expenses.

	General and administrative expenses consist primarily of salaries and related expenses for executive, accounting and administrative personnel, recruiting expenses, professional fees and other general corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operation as a public company. In addition, we compete in a very competitive labor market. Therefore, it is necessary for us to periodically make salary and other compensation adjustments to hire and retain employees.

Results of Operations - Years Ended December 31, 1996, 1997 and
1998

	Total Revenues. Total revenues increased from $1.0 million in 1996 to $15.6 million in 1997 and to $48.1 million in 1998. Total revenues in 1996 consisted entirely of technology licensing fees from the 3Com Agreement. Total revenues in 1997 consisted of a technology licensing fee and a royalty fee, totaling $507,000 pursuant to the 3Com Agreement and $15.1 million from the sale of products that commenced in April 1997. A majority of revenues attributable to product sales during 1997 resulted from sales of headend and related equipment, cable modems and network management software fees. Revenues attributable to international customers were 64% of total revenues in 1997. Total revenues in 1998 consisted of $47.1 million from product sales and $1.0 million from the one-time recognition of deferred revenue resulting from the expiration of the 3Com Agreement on December 31, 1998. Revenues attributable to product sales during 1998 consisted of sales of cable modems, headend and related equipment and network management software fees. Revenues attributable to international customers were 52% of total revenues in 1998. We expect to continue to derive a significant portion of our revenues from international markets for the foreseeable future. We intend to expand operations in the international markets that we currently serve and to enter new international markets, which will demand significant management attention and financial commitment. To date, revenues attributable to international customers have been denominated in U.S. dollars.
We do not currently engage in any foreign currency hedging transactions. A decrease in the value of foreign currencies relative to the U.S. dollar could make our products more expensive in international markets. See "Risk Factors -- We are subject to risks associated with operating in international markets."

	Cost of Product Revenues. Cost of product revenues was $8.4 million in 1997. Cost of product revenues was $29.6 million in 1998. Com21 commenced product shipments in April 1997 and therefore did not incur any costs associated with the sale of products in 1996. Cost of product revenues in 1997 consisted primarily of materials cost and software technology license fees paid to third parties. In 1997, our gross margin was 46.5%, and in 1998, our gross margin was 38.5%. The decrease in gross margin in 1998 was primarily attributable to an increase in sales of cable modems as a percentage of total product sales, offset in part by the one-time recognition of $1.0 million of deferred revenue resulting from the expiration of the 3Com Agreement on December 31, 1998. We expect that our gross margin will continue to decline through at least the first half of 1999 primarily as a result of decreasing average selling prices of cable modems due to competitive market factors and, to a lesser extent, product mix because we expect revenues from cable modem sales to continue to increase as a percentage of total product revenues.

	Research and Development. Research and development expenses increased from $12.4 million in 1996 to $13.5 million in 1997 and to $19.9 million in 1998. The increases in 1997 and 1998 were primarily the result of increased personnel in our research and development organization associated with product development.

	Sales and Marketing. Sales and marketing expenses increased from $2.0 million in 1996 to $5.3 million in 1997 and to $10.3 million in 1998. The increases in 1997 and 1998 were primarily due to higher costs associated with increased personnel in sales and marketing organizations. The increases in 1997 and 1998 also reflected the significant costs associated with the increased selling efforts resulting from the commencement of the commercial shipment of our products in April 1997. These costs include travel expenses, trade shows, print advertising, public relations and other promotional costs. We expect sales and marketing expenses to increase in both absolute dollars and as a percentage of sales in 1999 as we develop more consumer-oriented channels for our future DOCSIS-compliant cable modems. In addition, we also compete in a very competitive labor market and accordingly periodically make salary and other compensation adjustments to hire and retain employees.

	General and Administrative. General and administrative expenses increased from $1.5 million in 1996 to $1.8 million in 1997 and to $3.9 million in 1998. The increases in 1997 and 1998 were primarily attributable to increased personnel in Com21's finance and administrative organization, as well as, in 1998, increased legal fees associated with our patent litigation, which was settled in January 1999, and increased professional fees associated with operation as a public company.

	Total Other Income. Total other income decreased from $447,000 in 1996 to $229,000 in 1997 and increased to $2.2 million in 1998.
The decrease in 1997 was primarily attributable to interest expense associated with capital leases as well as a charge for the issuance of warrants in connection with establishing a line of credit, offset in part by higher earnings on increased average cash balances. The increase in 1998 was primarily attributable to interest earned on higher average balances of cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

	Since inception, we have financed our operations primarily through private sales of preferred stock and common stock and an initial public offering of common stock in May 1998 which, through December 31, 1998, provided net cash proceeds to us of approximately $121.9 million. Net cash used in operating activities in 1996 was $11.6 million and was primarily attributable to a net loss of $14.5 million, partially offset by $1.0 million in deferred revenue from the 3Com Agreement, an increase in accounts payable, accrued expenses, and depreciation and amortization expenses. Cash used in investing activities in 1996 consisted of $2.3 million in capital expenditures related primarily to the support of Com21's engineering activities. Cash flows from financing activities were $23.1 million in 1996 and consisted primarily of $23.2 million of net proceeds from the issuance of Series F Preferred Stock partially offset by the net repayment on borrowing arrangements.

	Net cash used in operating activities in 1997 was $16.1 million and resulted primarily from a net loss of $13.1 million and the increase of $5.0 million and $2.6 million in total accounts receivable and inventories, respectively, offset in part by a total increase of $2.4 million in accounts payable, accrued expenses and other current liabilities and $2.2 million in depreciation and amortization expenses. Cash used in investing activities in 1997 consisted of $2.1 million in capital expenditures primarily to support product development and manufacturing activities. Cash flows from financing activities in 1997 consisted primarily of net proceeds of $23.7 million from the issuance of Series E Preferred Stock and Series G Preferred Stock and $530,000 from the sale of common stock upon exercise of stock options.

	Net cash used in operating activities in 1998 was $11.1 million and resulted primarily from a net loss of $13.4 million and the increase of $2.6 million in inventories, offset in part by a total increase of $2.7 million in accounts payable, accrued expenses and other current liabilities and $3.5 million in depreciation and amortization expenses. Cash used in investing activities in 1998 of $61.6 million consisted of $3.7 million in capital expenditures primarily to support product development and manufacturing activities and net purchases of investments of $57.9 million. Cash flows from financing activities in 1998 consisted primarily of net proceeds of $62.8 million from the issuance of common stock in our initial public offering and $624,000 from the sale of common stock under our 1998 Employee Stock Purchase Plan and upon exercise of stock options.

	In future periods, Com21 anticipates significant increases in working capital on a period-to-period basis primarily as a result of planned increased product sales resulting in higher levels of inventory. We contract for the manufacture of cable modems and integrated circuit boards on a turnkey basis. We have a manufacturing agreement with Celestica for the manufacture of certain of our products. Unless terminated by the parties, the agreement will extend for one year periods on December 31 of each year. We have no long-term contracts or arrangements with any of our manufacturers that guarantee the availability of product, the continuation of particular payment terms or the extension of credit limits. Our future success will depend, in significant part, on our ability to manufacture, or have others manufacture, our products successfully, cost- effectively and in volumes sufficient to meet customer demand. Our dependence upon third party manufacturers involves a number of risks. See "Risk Factors -- We may not be able to produce sufficient quantities of our products because we depend on third-party manufacturers and have limited manufacturing experience" and Note 6 of Notes to Financial Statements.

	At December 31, 1998, we had $65.7 million of cash, cash equivalents and short-term investments. In addition, we had $5.0 million line of credit subject to borrowing base requirements. To date, we have not drawn upon our line of credit. Other than capital lease commitments, we have no material commitments for capital expenditures. However, we anticipate that we will increase our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. We may establish sales offices and lease additional space, which will require us to commit to additional lease obligations, purchase equipment and install leasehold improvements.

	Com21 believes that our current cash, cash equivalents and short-term investments, will be sufficient to meet its anticipated cash requirements for at least twelve months, although we may seek to raise additional capital during that time period. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. See "Risk Factors -- We may need additional capital in the future and may not be able to secure adequate funds on terms acceptable to us."

Year 2000 Readiness

	Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates to avoid system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

	Our Year 2000 plan which is currently in progress will determine whether our products, internal systems, computers and software, and the products and systems of our critical vendors and suppliers are Year 2000 compliant. This plan is being implemented in the following four consecutive phases:

	I. Inventory and Data Gathering Phase: cataloguing of products and systems and the products and systems of our critical vendors and suppliers;

	II. Testing Phase: determining whether cataloged products and systems are Year 2000 compliant;

	III. Replacement Phase: upgrading and replacement of non-compliant products and systems; and

	IV. Monitoring Phase: ongoing testing of our products and systems for Year 2000 compliance.

	Our Year 2000 plan has been implemented but not completed. To date, results of our Year 2000 plan are the following:

	- Products. We have developed internal tests to ascertain whether our products are Year 2000 compliant. Based on these tests, we believe our current products are Year 2000 compliant and, to the extent necessary, all previously shipped products can be upgraded to become Year 2000 compliant with currently available software upgrades.

	- Vendors. We are currently in the process of ascertaining whether or not our vendors and suppliers are Year 2000 compliant.

	- Manufacturing. Completion of our review of our assembly and test equipment for Year 2000 compliance is expected to occur by mid-1999.

	- IT Systems. We conducted a preliminary survey of our information technology hardware and software and anticipate that any Year 2000 non-compliant hardware and software will be upgraded or replaced prior to 2000.

	- Non-IT Systems and Infrastructure. Machinery and equipment used in our operations have been inventoried and are currently being assessed for Year 2000 compliance.

	Although we believe that our Year 2000 plan will identify all of our material Year 2000 issues, we cannot assure you that we will be able to identify, evaluate and resolve all these issues.

	Costs. We do not currently expect that costs associated with Year 2000 compliance will materially affect our operations or financial position. However, if we discover Year 2000 problems in the future, we may not be able to develop, implement, or test remediation or contingency plans in a timely or cost-effective manner.

	Risks. We believe that the risks of noncompliance could accelerate or delay purchases or replacement of our products and services. Failure of third party products, such as a breakdown in telephone, electric service or other utilities, e-mail, voicemail or the World Wide Web could cause a disruption in cable operators' service to customers. Disruptions in the services provided by banks, telephone companies and the U.S. Postal Service could a negatively impact our business. Although our products are undergoing Year 2000 specific testing procedures, they may not contain the date codes necessary to operate in the year 2000. Any failure of these products to perform could result in the delay or cancellation of product orders and the diversion of managerial and technical resources from product development and other business activities to attend to Year 2000 issues. These events could have a material adverse effect on our business, operating results and financial condition.

	Contingency Plans. Until the completion of the Year 2000 compliance evaluation of our suppliers, and the completion of internal IT and non-IT systems reviews, we do not believe that it is practical to develop comprehensive contingency plans. Even if these plans are completed and implemented in a timely manner they may be insufficient to address any third party failures. We cannot assure you that undetected internal and external Year 2000 issues will not materially impact our business, financial condition, results of operations and cash flows. See "Risk Factors -- Our failure and the failure of our key suppliers and customers to be year 2000 compliant could negatively impact our business."

Recently Issued Accounting Standard

	In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement of Financial Accounting Standards No. 133 will be effective for Com21's fiscal year ending December 31, 2000. Management believes that this statement will not have a significant impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

	Interest Rate Sensitivity. Com21 maintains a short-term investment portfolio consisting mainly of government and corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1998, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

	Com21 has fixed rate long-term debt of approximately $1.0 million as of December 31, 1998, and a hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposures.

Item 8. Financial Statements and Supplementary Data

                   Index To Financial Statements
                                                                      Page
Independent Auditors' Report                                           39
Balance Sheets as of December 31, 1997 and 1998                        40
Statements of Operations and Comprehensive Loss for
    the Years Ended December 31, 1996, 1997 and 1998                   41
Statements of Stockholders' Equity for the Years
    Ended December 31, 1996, 1997 and 1998                             42
Statements of Cash Flows for the Years Ended
    December 31, 1996, 1997 and 1998                                   43
Notes to Financial Statements                                          44



                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Com21, Inc.:

We have audited the accompanying balance sheets of Com21, Inc. as of December 31, 1997 and 1998, and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Com21, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
San Jose, California
January 18, 1999






                                 Com21, Inc.
                               BALANCE SHEETS
             (In thousands, except share and par value amounts)
                                                                          December 31,
                                                                    -------------------------
                                                                        1997         1998
ASSETS                                                              ------------ ------------
Current Assets:
  Cash and cash equivalents                                         $   17,950   $    7,135
  Short-term investments                                                     -       58,609
  Accounts receivable:
    Trade (net of allowances of $121 and $908 in
      1997 and 1998, respectively)                                       3,984        3,190
    Related parties                                                      1,052        1,644
  Inventories                                                            2,643        5,282
  Prepaid expenses and other                                               430          586
                                                                    ------------ ------------
         Total current assets                                           26,059       76,446
Property and Equipment - Net                                             5,311        6,247
Other Assets                                                               203          255
                                                                    ------------ ------------
         Total Assets                                               $   31,573   $   82,948
                                                                    ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                  $    2,832   $    4,033
  Accrued compensation and related benefits                              1,009        1,739
  Deferred revenue (principally related party in 1997)                   1,004          238
  Other current liabilities                                                481        1,232
  Current portion of capital lease and debt obligations                  1,210        1,120
                                                                    ------------ ------------
         Total current liabilities                                       6,536        8,362
Deferred Rent                                                              246          284
Capital Lease Obligations                                                1,320          936
Debt Obligations                                                           188            -
                                                                    ------------ ------------
         Total liabilities                                               8,290        9,582
Commitments and Contingencies (Notes 6 and 13)
Stockholders' Equity:
  Convertible preferred stock, none authorized, issued and
    outstanding in 1998:
    Series A; $0.001 par value; 1,805,674 shares authorized, Issued
      and outstanding; liquidation preference $2,853                         2            -
    Series B; $0.001 par value; 250,000 shares authorized, Issued
      and outstanding; liquidation preference $500                           -            -
    Series C; $0.001 par value; 166,667 shares authorized, Issued
      and outstanding; liquidation preference $500                           -            -
    Series D; $0.001 par value; 1,817,655 shares authorized; 1,812,500
      shares Issued and outstanding; liquidation preference $7,250           2            -
    Series E; $0.001 par value; 362,500 shares authorized; 361,908
      shares Issued and outstanding; liquidation preference $1,629           -            -
    Series F; $0.001 par value; 3,125,000 shares authorized; 2,905,730
      shares issued and outstanding; liquidation preference $23,246          3            -
    Series G; $0.001 par value; 3,000,000 shares authorized; 2,655,125
      shares issued and outstanding; liquidation preference $23,100          3            -
  Preferred stock, $0.001 par value; none authorized, issued and outstanding in 1997; 5,000,000 shares authorized and undesignated;
    none issued and outstanding in 1998                                      -            -
  Common stock, $0.001 par value; shares authorized: 1997, 35,000,000;
    1998, 40,000,000; shares issued and outstanding: 1997, 2,772,139;
    1998, 18,685,560                                                         3           19
  Additional paid-in capital                                            58,722      122,131
  Deferred stock compensation                                             (116)         (82)
  Accumulated deficit                                                  (35,336)     (48,699)
  Accumulated other comprehensive loss                                       -           (3)
                                                                    ------------ ------------
         Total stockholders' equity                                     23,283       73,366
                                                                    ------------ ------------
         Total Liabilities and Stockholders' Equity                 $   31,573   $   82,948
                                                                    ============ ============

See Notes to Financial Statements.

                                 Com21, Inc.
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (In thousands, except per share amounts)
                                                                Years Ended December 31,
                                                        --------------------------------------
                                                            1996         1997         1998
Revenues:                                               ------------ ------------ ------------
Product ($4,014 and $6,637 in 1997 and 1998,
  respectively, from related parties)                   $        -   $   15,142   $   47,121
  License fees - related party (Note 10)                     1,000          507          993
                                                        ------------ ------------ ------------
          Total revenues                                     1,000       15,649       48,114
Cost of Product Revenues ($2,024 and $4,113 in 1997
  and 1998, respectively, for related parties)                   -        8,372       29,573
                                                        ------------ ------------ ------------
Gross Profit                                                 1,000        7,277       18,541
                                                        ------------ ------------ ------------
Operating Expenses:
  Research and development                                  12,395       13,481       19,936
  Sales and marketing                                        1,970        5,277       10,273
  General and administrative                                 1,548        1,782        3,871
                                                        ------------ ------------ ------------
          Total operating expenses                          15,913       20,540       34,080
                                                        ------------ ------------ ------------
Loss From Operations                                       (14,913)     (13,263)     (15,539)
                                                        ------------ ------------ ------------
Other Income (Expense):
  Interest and other income                                    629          679        2,535
  Interest expense                                            (185)        (396)        (318)
  Other income (expense) - net                                   3          (54)         (27)
                                                        ------------ ------------ ------------
          Total other income, net                              447          229        2,190
                                                        ------------ ------------ ------------
Loss Before Income Taxes                                   (14,466)     (13,034)     (13,349)
Income Taxes                                                     5           21           14
                                                        ------------ ------------ ------------
Net Loss                                                   (14,471)     (13,055)     (13,363)
Other Comprehensive Loss, Net of Tax:
  Unrealized loss on available-for-sale investments              -            -           (3)
                                                        ------------ ------------ ------------
Comprehensive Loss                                      $  (14,471)  $  (13,055)  $  (13,366)
                                                        ============ ============ ============
Net Loss Per Share, Basic and Diluted                   $    (7.64)  $    (6.15)  $    (1.10)
                                                        ============ ============ ============
Shares Used in Computation, Basic and Diluted                1,894        2,124       12,150
                                                        ============ ============ ============
Pro Forma Net Loss Per Share, Basic and Diluted (Note 1)                          $    (0.83)
                                                                                  ============
Shares Used in Pro Forma Computation, Basic and Diluted (Note 1)                      16,062
                                                                                  ============

See Notes to Financial Statements.

                                                                        Com21, Inc.
                                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (In thousands, except share amounts)
                                                                                                                    Accumulated
                                         Convertible                        Additional Deferred              Other
                                       Preferred Stock     Common Stock       Paid-     Stock               Compre-     Total
                                      ------------------ -----------------     in      Compen- Accumulated  hensive  Stockholders'
                                        Shares    Amount   Shares   Amount   Capital   sation    Deficit     Loss       Equity
                                      ----------- ------ ---------- ------ ---------- -------- ----------- --------- ------------
Balances, January 1, 1996               4,034,841  $  4   1,910,042  $  2   $ 11,092   $    -   $ (7,810)   $     -   $    3,288
Exercise of stock options                       -     -     102,639     -         46        -          -          -           46
Repurchase of shares                            -     -     (14,584)    -         (3)       -          -          -           (3)
Sale of Series F convertible preferred
  stock (net of issuance costs of $50)  2,905,730     3           -     -     23,193        -          -          -       23,196
Net loss                                        -     -           -     -          -        -    (14,471)         -      (14,471)
                                      ----------- ------ ---------- ------ ---------- -------- ----------- --------- ------------
Balances, December 31, 1996             6,940,571     7   1,998,097     2     34,328        -    (22,281)         -       12,056
Exercise of stock options                       -     -     774,042     1        529        -          -          -          530
Exercise of Series E preferred warrants   361,908     -           -     -      1,629        -          -          -        1,629
Issuance of Series F preferred warrants         -     -           -     -         72        -          -          -           72
Sale of Series G convertible preferred
  stock (net of issuance costs of
  $1,069)                               2,655,125     3           -     -     22,028        -          -          -       22,031
Deferred stock compensation                     -     -           -     -        136     (136)         -          -            -
Amortization of deferred stock
  compensation                                  -     -           -     -          -       20          -          -           20
Net loss                                        -     -           -     -          -        -    (13,055)         -      (13,055)
                                      ----------- ------ ---------- ------ ---------- -------- ----------- --------- ------------
Balances, December 31, 1997             9,957,604    10   2,772,139     3     58,722     (116)   (35,336)         -       23,283
Exercise of stock options                       -     -     222,187     -        236        -          -          -          236
Issuance of common stock (net of
  issuance costs of $6,209)                     -     -   5,750,000     6     62,785        -          -          -       62,791
Sale of stock under employee stock
  purchase plan                                 -     -      40,403     -        412        -          -          -          412
Conversion of preferred stock          (9,957,604)  (10)  9,957,604    10          -        -          -          -            -
Repurchase of shares                            -     -     (56,773)    -        (24)       -          -          -          (24)
Amortization of deferred stock
  compensation                                  -     -           -     -          -       34          -          -           34
Unrealized loss on available-for-sale
  investments                                   -     -           -     -          -        -          -         (3)          (3)
Net loss                                        -     -           -     -          -        -    (13,363)         -      (13,363)
                                      ----------- ------ ---------- ------ ---------- -------- ----------- --------- ------------
Balances, December 31, 1998                     -  $  -  18,685,560  $ 19   $122,131   $  (82)  $(48,699)   $    (3)  $   73,366
                                      =========== ====== ========== ====== ========== ======== =========== ========= ============

See Notes to Financial Statements.


                                 Com21, Inc.
                          STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                                Years Ended December 31,
                                                        --------------------------------------
                                                            1996         1997         1998
                                                        ------------ ------------ ------------
Cash Flows From Operating Activities:
  Net loss                                              $  (14,471)  $  (13,055)  $  (13,363)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Noncash interest expense (Note 7)                           -           72            -
     Depreciation and amortization                           1,042        2,163        3,517
     Deferred rent                                              77          169           38
     Gain on sales and maturities of investments                 -            -         (755)
     Changes in operating assets and liabilities:
       Accounts receivable - trade                               -       (3,984)         794
       Accounts receivable - related parties                     -       (1,052)        (592)
       Inventories                                               -       (2,643)      (2,639)
       Prepaid expenses and other                             (183)        (149)          59
       Other assets                                            (68)         (98)         (52)
       Accounts payable                                        379        1,612        1,201
       Accrued compensation and related benefits               518          428          730
       Deferred revenue (principally related party)          1,000            4         (766)
       Other current liabilities                                68          388          751
                                                        ------------ ------------ ------------
Net Cash Used in Operating Activities                      (11,638)     (16,145)     (11,077)
                                                        ------------ ------------ ------------
Cash Flows From Investing Activities:
  Purchases of property and equipment                       (2,345)      (2,085)      (3,744)
  Purchases of investments                                       -            -     (101,886)
  Proceeds from sales and maturities of investments              -            -       44,029
                                                        ------------ ------------ ------------
Net Cash Used in Investing Activities                       (2,345)      (2,085)     (61,601)
                                                        ------------ ------------ ------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                        43          530       63,415
  Proceeds from issuance of preferred stock                 23,196       23,660            -
  Proceeds from issuance of debt obligations                   250        2,440            -
  Repayments under capital lease obligations                  (232)        (607)      (1,033)
  Repayments on debt obligations                              (120)      (2,270)        (519)
                                                        ------------ ------------ ------------
Net Cash Provided by Financing Activities                   23,137       23,753       61,863
                                                        ------------ ------------ ------------
Net Change in Cash and Cash Equivalents                      9,154        5,523      (10,815)
Cash and Cash Equivalents, Beginning of year                 3,273       12,427       17,950
                                                        ------------ ------------ ------------
Cash and Cash Equivalents, End of year                  $   12,427   $   17,950   $    7,135
                                                        ============ ============ ============
Noncash Investing and Financing Activities:
  Property and equipment acquired under capital leases  $    1,722   $    1,146   $      675
                                                        ============ ============ ============
  Deferred stock compensation                           $        -   $      136   $        -
                                                        ============ ============ ============
  Issuance of preferred stock warrants in connection
    with debt obligations                               $        -   $       72   $        -
                                                        ============ ============ ============
  Conversion of preferred stock into common stock       $        -   $        -   $       10
                                                        ============ ============ ============
  Unrealized loss on available-for-sale investments     $        -   $        -   $        3
                                                        ============ ============ ============
  Issuance of debt obligation for other current assets  $        -   $        -   $      215
                                                        ============ ============ ============
Supplemental Cash Flow Information:
  Cash paid for income taxes                            $        5   $       14   $       14
                                                        ============ ============ ============
  Cash paid for interest                                $      182   $      324   $      335
                                                        ============ ============ ============

See Notes to Financial Statements.

                                 Com21, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                Years Ended December 31, 1996, 1997 and 1998

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

Financial Statements Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowances for potentially uncollectable accounts receivable, lower of cost or market inventory valuation reserves, warranty costs, sales returns and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Reclassifications - Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.

Fiscal Period - Although for presentation purposes the Company has indicated that its year end is December 31, its fiscal year actually ends on the last business day of the year. The Company's fiscal years for 1996, 1997 and 1998 all ended on December 31.

Cash Equivalents - The Company considers all highly liquid debt instruments with maturities at the date of purchase of three months or less to be cash equivalents.

Short-Term Investments - Short-term investments consist of corporate and government bonds and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale based on the Company's intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of stockholders' equity as accumulated other comprehensive loss. Gains and losses on sales of investments are determined on a specific identification basis.

Inventories - Inventories consist of networking equipment, modems and sub-assemblies stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Amortization of leasehold improvements and assets recorded under capital lease agreements are computed using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

Long-Lived Assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes - The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

Certain Significant Risks and Uncertainties - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are held primarily with one financial institution and consist primarily of commercial paper and cash in bank accounts. The Company's investment policy is to invest in instruments with minimum credit ratings of A-1/P-1 (Short-Term) or AA (Long-Term). The Company sells its products primarily to cable operators in North America and primarily to systems integrators in Europe, Asia and South/Central America, and generally does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for estimated potential bad debt losses. The recorded carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt obligations approximate fair value.

The Company's customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of the Company's revenues, and the Company expects that this trend will continue for the foreseeable future. For the years ended December 31, 1996, 1997 and 1998, the top five customers comprised 100%, 65% and 66%, respectively, of the Company's total revenues.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property (Note 13), patent, product, regulatory or other factors; risk associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; risks associated with Year 2000 compliance; and the Company's ability to attract and retain employees necessary to support its growth.

Revenue Recognition - The Company recognizes product revenue upon shipment. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time the product revenue is recognized. Installation and training revenue are recognized as services are provided.

In 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue for software licenses is recognized upon delivery provided that collection is probable. Software support and maintenance revenue are deferred and amortized over the maintenance period on a straight-line basis. Adoption of this statement did not have a material impact on the Company's financial position, results of operations and cash flows.

Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time certain development costs required to attain general production release would be capitalized. To date, the Company's software development has essentially been completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB")
No. 25, "Accounting for Stock Issued to Employees."

Comprehensive Loss - In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Statements of comprehensive loss for the years ended December 31, 1996, 1997 and 1998 have been included with the statements of operations.

Net Loss Per Share - In 1997, the Company adopted SFAS No. 128, "Earnings Per Share" which requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase convertible preferred stock and common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. EPS for all periods have been computed in accordance with SFAS No. 128.

Pro Forma Net Loss Per Share - Pro forma net loss per share, basic and diluted, is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of shares resulting from the assumed conversion of outstanding shares of convertible preferred stock.

Geographic Operating Information - In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment (Note 12).

Recently Issued Accounting Standard - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2000. Management believes that this statement will not have a significant impact on the Company's financial position, results of operations or cash flows.

2. Short-Term Investments

The fair value and the amortized cost of available-for-sale securities at December 31, 1998 are presented in the table below (in thousands):

                                        Unrealized
                         Amortized     Holding Gains
                           Cost        and (Losses)      Fair Value
                       -------------   -------------   -------------
Corporate Bonds          $  30,803       $       7       $  30,810
Government Bonds            27,809             (10)         27,799
                       -------------   -------------   -------------
Total                    $  58,612       $      (3)      $  58,609
                       =============   =============   =============

Fair values are based on quoted market prices obtained from an independent broker. Available-for-sale securities are classified as current assets and all maturities are within one year.

3. Inventories

Inventories consist of:

                                                December 31,
                                       -----------------------------
                                           1997             1998
                                       -------------   -------------
                                               (In thousands)
Raw materials and sub-assemblies         $     633       $     142
Work-in-process                                980           1,361
Finished goods                               1,030           3,779
                                       -------------   -------------
Total                                    $   2,643       $   5,282
                                       =============   =============

4. Property and Equipment

Property and equipment consists of:

                                                    December 31,
                                            -----------------------------
                                                1997             1998
                                            -------------   -------------
                                                    (In thousands)
Equipment under capital lease                 $   3,367       $   3,711
Computer equipment and software                   2,904           4,604
Production equipment                              1,931           3,905
Leasehold improvements                              208             393
Furniture and fixtures                              189             302
                                            -------------   -------------
                                                  8,599          12,915
Accumulated depreciation and amortization        (3,288)         (6,668)
                                            -------------   -------------
                                              $   5,311       $   6,247
                                            =============   =============

Accumulated amortization on capital leases as of December 31, 1997 and 1998 was approximately $1,167,000 and $2,265,000, respectively.

5. Debt Obligations

Debt obligations consist of the following:

                                                     December 31,
                                            -----------------------------
                                                1997             1998
                                            -------------   -------------
                                                    (In thousands)
Unsecured borrowings due July 1, 1998         $      84       $       -
Unsecured borrowings due October 1, 1998            119               -
Unsecured borrowings due August 1, 1999             257             168
Unsecured borrowings due November 1, 1999            81              45
Note payable due February 4, 1999                     -              24
                                            -------------   -------------
                                                    541             237
Current portion                                    (353)           (237)
                                            -------------   -------------
Long-term portion                             $     188       $       -
                                            =============   =============

Notes Payable

The unsecured borrowings were obtained from notes payable issued to a financing company for the purchase of computer software and equipment. Borrowings bear interest at an effective interest rate of 16.94% per annum and are payable in monthly installments with the remaining unpaid principal and interest due upon the maturity date. There are no debt covenants associated with the notes payable.

In consideration for the unsecured borrowings due on October 1, 1998 and August 1, 1999 the Company issued the financing company warrants to purchase 4,688 and 2,125 shares of Series F convertible preferred stock, respectively, at a price of $8.00 per share. The fair values of the warrants were insignificant (Note 7).

In June 1998, the Company issued a note payable for $215,000 to a financing company for the payment of its directors' and officers' insurance premiums for which the Company is the beneficiary. Borrowings bear interest at an effective interest rate of 7.30% per annum and are payable in equal monthly installments (principal and interest) through February 4, 1999.

Revolving Line of Credit

In May 1997, the Company entered into a revolving line of credit arrangement for working capital purposes. Under the arrangement, the Company may borrow up to the lesser of $5,000,000 or 80% of the Company's eligible domestic and foreign accounts receivable. Borrowings bear interest at the LIBOR rate (5.10% at December 31, 1998) plus 4.875% per annum. The arrangement automatically renews for successive one-year periods until terminated at the option of either party. Dividends may not be declared by the Company without the lender's prior consent. As of December 31, 1998, no amounts were outstanding under the arrangement.

Concurrent with executing the revolving line of credit arrangement, the Company borrowed an additional $2,000,000 on a note which was repaid in full in 1997.

In consideration for these financing arrangements, the Company issued warrants to purchase 25,000 shares of Series F convertible preferred stock at a price of $8.00 per share (Note 7). As described in Note 7, the fair value of such warrants was $72,000 which was recorded as additional interest expense in the accompanying statement of operations and comprehensive loss for 1997.


6. Commitments

The Company leases its facilities and certain equipment under noncancelable capital and operating leases. Future minimum lease payments under the Company's capital and operating leases and the present value of minimum lease payments under capital leases as of December 31, 1998 are as follows:

        Year Ending                            Capital        Operating
        December 31,                            Leases          Leases
       --------------                       -------------   -------------
                                                   (In thousands)
        1999                                  $   1,055       $   1,464
        2000                                        655           1,453
        2001                                        349             853
        2002                                          9             866
        2003                                          -             892
       Thereafter                                     -             303
                                            -------------   -------------
Future minimum lease payments                     2,068       $   5,831
Amounts representing interest (12%)                (249)
                                            -------------   -------------
Present value of future minimum lease
  payments                                    $   1,819
                                            =============

In consideration for providing capital lease financing in 1996, the Company issued warrants to purchase 2,505 shares and 6,814 shares of Series F convertible preferred stock at a price of $8.00 per share to two financing companies. The fair values of the warrants were insignificant (Note 7).

Rent expense incurred under the operating leases was approximately $501,000, $843,000 and $867,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Rent expense under the facilities lease is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as deferred rent in the accompanying balance sheets.

In 1998, the Company entered into product development and license agreements whereby third parties will develop certain technology deliverable in 1999 for an aggregate of $970,000.

As of December 31, 1998, the Company has aggregate purchase obligations of approximately $15,200,000 in connection with supply and manufacturing agreements.

7. Stockholders' Equity

Stock Split

On May 13, 1998, the Company effected a one-for-two reverse split of the outstanding shares of common and convertible preferred stock. All share and per share amounts in these financial statements have been adjusted to give effect to the reverse stock split.

Initial Public Offering

In May 1998, the Company completed its initial public offering of 5,750,000 shares (which includes the full exercise of the underwriters' overallotment of 750,000 shares) which generated net proceeds to the Company of $62,791,000.

Authorized Shares

On March 10, 1998, the Board of Directors adopted a change in the authorized number of shares of the common and undesignated preferred stock to 40,000,000 and 5,000,000, respectively.

Convertible Preferred Stock

On April 22, 1998, holders of more than 50% of the Series D, E, F and G convertible preferred stock, voting as a single class, consented to the automatic conversion of all outstanding shares of Series D, E, F and G convertible preferred stock into common stock upon the completion of the initial public offering regardless of the offering price per share. Upon completion of the Company's initial public offering in May 1998, all shares of Series A, B, and C convertible preferred stock were converted to common stock in accordance with their existing terms and all shares of Series D, E, F and G convertible preferred stock were converted to common stock in accordance with the stockholders' consent. All shares were converted on a one-to-one basis.

Common Stock Warrants

Prior to the Company's initial public offering in May 1998, the Company issued warrants to purchase shares of various series of convertible preferred stock. Upon completion of the Company's initial public offering, the outstanding warrants to purchase 46,286 shares of convertible preferred stock were automatically converted into warrants to purchase 46,286 shares of common stock at the same exercise prices. All such warrants were outstanding at December 31, 1997 and 1998 and were comprised of the following:

  During 1995, in consideration of capital lease financing provided by a financing company, the Company issued warrants to purchase 5,154 shares of Series D convertible preferred stock at a price of $5.82 per share.
The warrants expire in December 2005.

  During 1996, in consideration of debt and capital lease financing provided by two financing companies, the Company issued warrants to purchase 14,007 shares of Series F convertible preferred stock at a price of $8.00 per share. The warrants expire in 2006.

  During 1997, in consideration of financing arrangements provided, the Company issued warrants to purchase 27,125 shares of Series F convertible preferred stock at a price of $8.00 per share. The warrants expire in May 2002 (25,000 warrants) and February 2007 (2,125 warrants).

The fair value of the warrants issued in 1995 and 1996, in connection with debt financing, were insignificant. The fair value of the warrants issued in 1997, in connection with debt financing, was approximately $72,000. Accordingly, the fair value was recognized as additional interest expense in the accompanying statement of operations and comprehensive loss for 1997.

Common Stock

At December 31, 1997 and 1998, the Company had the right to repurchase 320,311 and 139,640 shares of common stock outstanding, respectively. The number of shares subject to repurchase is reduced over a two- to four-year vesting period. The Company has the right to repurchase these shares at the original issuance price.

Net Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

                                                      Years Ended December 31,
                                            ---------------------------------------------
                                                1996            1997            1998
                                            -------------   -------------   -------------
Net Loss (Numerator):
Net loss, basic and diluted                  $ (14,471)      $ (13,055)      $ (13,363)
                                            -------------   -------------   -------------
Shares (Denominator):
Weighted average common shares outstanding       1,910           2,244          12,377
Weighted average common shares outstanding
  subject to repurchase                            (16)           (120)               (227)
                                            -------------   -------------   -------------
Shares used in computation, basic and
  diluted                                        1,894           2,124          12,150
                                            -------------   -------------   -------------
Net Loss Per Share, Basic and Diluted        $   (7.64)      $   (6.15)      $   (1.10)
                                            =============   =============   =============

During 1996, 1997 and 1998, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at December 31, 1998: warrants to purchase 46,286 shares of common stock; 139,640 outstanding shares of common stock subject to repurchase; and options to purchase 2,369,341 shares of common stock.

Equity Plans

Under the Company's 1995 Stock Option Plan (the "1995 Plan"), as restated and amended in January 1998, the Company may grant options to purchase up to 3,000,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair market value at the date of grant for nonstatutory stock options. These options generally expire ten years from the date of grant and are immediately exercisable. The Company has a right of repurchase (at the option exercise price) of common stock issued from option exercises for unvested shares. The right of repurchase generally expires 25% after the first 12 months from the date of grant and then ratably over a 36-month period.

In 1998, the Company adopted the 1998 Stock Incentive Plan
(the "1998 Stock Plan") and the 1998 Employee Stock Purchase
Plan (the "1998 Purchase Plan").

The 1998 Stock Plan serves as the successor equity incentive program to the Company's 1995 Plan. Options outstanding under the 1995 Plan on April 1, 1998 (2,023,510 shares) were incorporated into the 1998 Stock Plan. Such incorporated options continue to be governed by their existing terms. In addition, the share reserve was increased by 500,000 shares and could be increased up to an additional 271,570 shares for repurchases of unvested common shares issued under the 1995 Plan. As of December 31, 1998, 16,732 shares of such unvested common shares were repurchased and added to the share reserve. Under the 1998 Stock Plan, the Company is authorized to issue shares of common stock to employees, directors and consultants under five separate programs: Discretionary Option, Stock Issuance, Salary Investment Option Grant, Automatic Option Grant and Director Fee Option Grant. The number of shares reserved for issuance under the 1998 Stock Plan automatically increases at the beginning of each calendar year, beginning in 1999, by an amount equal to 5% of the total number of shares of common stock outstanding at the end of the preceding year (934,278 shares on January 4, 1999). The Discretionary Option Program of the 1998 Stock Plan provides for the grant of options under terms comparable to those provided on options granted under the 1995 Plan except that all options are to be granted at a price not less than fair market value on the date of grant.

Stock option activity under the Plans was as follows:
                                                                                 Outstanding Options
                                                           Shares      -----------------------------
                                                          Available      Number     Weighted Average
                                                          for Grant    of Shares     Exercise Price
                                                        -------------  ------------- ---------------
Balances, January 1, 1996 (3,130 vested at a weighted
  average price of $0.40 per share)                          158,750        566,250       $   0.39
Reserved                                                   1,000,000              -              -
Granted (weighted average fair value of $0.16 per share)  (1,171,315)     1,171,315           0.58
Canceled                                                      44,698        (44,697)          0.62
Exercised                                                          -       (102,639)          0.45
                                                        -------------  -------------
Balances, December 31, 1996 (205,706 vested at a
  weighted average price of $0.44 per share)                  32,133      1,590,229           0.52
Reserved                                                     500,000              -              -
Granted (weighted average fair value of $1.29 per share)    (587,990)       587,990           3.66
Canceled                                                      75,266        (75,266)          0.64
Exercised                                                          -       (774,042)          0.68
                                                        -------------  -------------
Balances, December 31, 1997 (286,130 vested at a
  weighted average price of $0.57 per share)                  19,409      1,328,911           1.80
Reserved                                                   1,266,732              -              -
Granted (weighted average fair value of $5.45 per share)  (1,368,615)     1,368,615          11.59
Canceled                                                     105,998       (105,998)          4.05
Exercised                                                          -       (222,187)          1.06
                                                        -------------  -------------
Balances, December 31, 1998                                   23,524      2,369,341           7.42
                                                        =============  =============

Additional information regarding options outstanding at December 31, 1998 is as follows:

                                    Options Outstanding               Vested Options
                          --------------------------------------   -------------------
                                          Weighted
                                          Average       Weighted              Weighted
   Range of                              Remaining      Average               Average
   Exercise                  Number     Contractual     Exercise    Number    Exercise
                          Outstanding   Life (years)     Price      Vested     Price
                          -----------   ------------   ---------   ---------   --------
  $0.20 - $ 0.40             464,855         7.0        $  0.40     275,821    $ 0.40
  $0.80 - $ 0.88             310,999         7.9           0.81     118,333      0.81
  $3.30 - $ 7.10             457,869         8.9           6.46      66,637      6.33
  $9.00 - $24.25           1,135,618         9.5          12.49       3,716      9.00
                          -----------                              ---------
  $0.20 - $24.25           2,369,341         8.7           7.42     464,507      1.42
                          ===========                              =========

Under the 1998 Purchase Plan, eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods. The initial purchase period commenced upon the initial public offering of the Company's common stock in May 1998. In 1998, 40,403 shares were purchased by and distributed to employees at a price of $10.20 per share. At December 31, 1998, $211,000 had been contributed by employees that will be used to purchase shares in 1999 at a price determined under the terms of the 1998 Purchase Plan. At December 31, 1998, the Company had 209,597 shares of its common stock reserved for future issuance under this plan.

Deferred Stock Compensation

As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company recorded deferred compensation expense equal to the difference between the grant price and deemed fair value of the Company's common stock for options granted prior to December 31, 1997. Such deferred compensation expense aggregated $136,000 and is being amortized to expense over the four-year vesting period of the options.

Additional Stock Plan Information

Since the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations on stock-based awards under the 1995 and 1998 Stock Plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 years from the date of grant in 1996 and 1997 and 4.5 years from the date of grant in 1998; stock volatility, 0% in 1996 and 1997 and 50% in 1998; risk-free interest rate, 6.75% in 1996 and 1997 and 5.0% in 1998; and no dividends during the expected term. The Company's calculations are based on a single option award valuation approach, and forfeitures are recognized as they occur. The Company's fair value calculations on stock-based awards under the 1998 Purchase Plan were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months; stock volatility, 50%; risk free interest rate, 5.0%; and no dividends during the expected term. If the computed fair values of the 1996, 1997 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been approximately $(14,522,000) ($(7.67) per share, basic and diluted) in 1996, $(13,153,000) ($(6.19) per share, basic and diluted) in 1997 and $(14,454,000) ($(1.19)
per share, basic and diluted) in 1998.

8. Income Taxes

Income tax expense for the years ended December 31, 1996, 1997 and 1998 consisted solely of state franchise taxes.

The components of deferred income tax assets are as follows:
                                                         December 31,
                                                -----------------------------
                                                    1997             1998
                                                -------------   -------------
                                                        (In thousands)
Deferred tax assets:
  Accruals and reserves not currently deductible  $     827       $   1,868
  Capitalized start-up costs                            765             472
  Capitalized research and development costs            890           1,864
  Net operating loss carryforwards                   11,272          14,325
  Tax credit carryforwards                            2,998           4,437
  Depreciation                                          500           1,206
                                                -------------   -------------
Total gross deferred tax assets                      17,252          24,172
Valuation allowance                                 (17,252)        (24,172)
                                                -------------   -------------
Total deferred tax assets                         $       -       $       -
                                                =============   =============

The net change in the total valuation allowance for the year ended December 31, 1998 was a net increase of $6,920,000. The increase in the valuation allowance was primarily a result of increased net operating loss and tax credit carryforwards increased accruals and reserves not currently deductible and capitalized research and development costs generated in 1998 which the Company provided a full valuation allowance against based on the Company's evaluation of the likelihood of realization of future tax benefits resulting from the deferred tax assets.

As of December 31, 1998, the Company had available for carryforward net operating losses for federal and state income tax purposes of approximately $37,825,000 and $19,305,000, respectively. Net operating losses of $564,000 for federal and state tax purposes attributable to the tax benefit relating to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options are excluded from the components of deferred income tax assets. The tax benefit associated with this net operating loss will be recorded as an adjustment to stockholders' equity when the Company generates taxable income. Federal net operating loss carryforwards will expire if not utilized beginning in the years 2009 through 2018. State net operating loss carryforwards will expire if not utilized beginning in the years 1999 through 2003.

As of December 31, 1998, the Company had available for carryforward research and experimental tax credits for federal and state income tax purposes of approximately $2,621,000 and $1,509,000, respectively. Federal research and experimentation tax credit carryforwards expire from 2009 through 2018. The Company also had approximately $307,000 in California manufacturers investment credits.

Current Federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such "ownership change" as defined. Such a limitation could result in the expiration of carryforwards before they are utilized.

9. Major Customers

Revenues for 1996 resulted from license fee revenue from one preferred stockholder.

As of December 31, 1997, one unaffiliated customer and one preferred stockholder represented 24% and 14%, respectively, of total accounts receivable. Sales to these customers in 1997 represented 21% and 12% of total 1997 revenues, respectively. In addition, 1997 sales to another preferred stockholder represented 16% of total 1997 revenues.

As of December 31, 1998, three unaffiliated customers represented 15%, 10%, and 10% of total accounts receivable, and one stockholder represented 34% of total accounts receivable. Sales to this stockholder represented 14% of total 1998 revenues. In addition, sales to two other unaffiliated customers represented 24% and 15% of total 1998 revenues.

10. Related Party Transactions

In March 1996, a preferred stockholder entered into a five-year licensing agreement with the Company to license certain technology on a nonexclusive basis. Under the terms of this agreement: (i) the Company received a nonrefundable license fee of $1,000,000 in 1996 (which accounted for all of 1996 revenues), and (ii) if the Company met certain conditions in 1997, it would be entitled to an additional $500,000 of nonrefundable license fees. In March 1997, the Company met such conditions and received additional nonrefundable license fees of $500,000 from this preferred stockholder. Such license fees were recognized as revenue in 1997. In addition, the Company also received prepaid royalties pursuant to the licensing agreement of $1,000,000 in 1997. Upon shipment of product incorporating the Company's technology, $7,000 was recognized as license fee revenue in 1997; and the remaining $993,000 was recognized in 1998 as license fee revenue at the expiration of the royalty period on December 31, 1998. In April 1998, this preferred stockholder sold its entire interest in the Company to three other existing preferred stockholders.

In 1996, the Company paid a director $22,000 in consulting fees.

For the year ended December 31, 1997, total revenues included sales to three preferred stockholders of approximately $2,509,000, $1,889,000 and $123,000 (with related cost of revenues of approximately $999,000, $951,000 and $74,000, respectively). As of December 31, 1997, accounts receivable included amounts due from the same three preferred stockholders of approximately $364,000, $688,000, and $0, respectively.

For the year ended December 31, 1998, total revenues included sales to two stockholders of approximately $6,600,000 and $1,030,000 (with related cost of revenues of approximately $4,098,000 and $15,000 respectively). As of December 31, 1998, accounts receivable included amounts due from one stockholder of approximately $1,644,000.

11. Employee Benefit Plan

In 1995, the Company adopted a defined contribution retirement plan (the "Retirement Plan"), which has been determined by the Internal Revenue Service to be qualified under Section 401(k) of the Internal Revenue Code of 1986. The Retirement Plan covers essentially all full-time employees. Eligible employees may make voluntary contributions to the Retirement Plan up to 15% of their annual compensation. The Company has not made any employer contributions to the Retirement Plan.

12. Geographic Operating Information

The Company operates in one reportable segment: the design, development, marketing, and sales of value-added, high-speed communications solutions for the broadband access market, and follows the requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." For the year ended December 31, 1998, the Company recorded revenue from customers throughout the United States and Canada; Switzerland, Germany, the U.K., The Netherlands, France, Spain, Denmark, Norway, Sweden, Finland, Belgium, Czech Republic, Turkey (collectively referred to as "Europe"); Japan, China, Thailand, Taiwan, Indonesia (collectively referred to as "Other Asia"), Hong Kong; Argentina, Chile, Panama, Venezuela, Colombia (collectively referred to as "Other South/Central America"), Brazil; and Australia/New Zealand. The following presents total revenues for the years ended December 31, 1996, 1997 and 1998 and long-lived assets as of December 31, 1997 and 1998 by geographic territory (in thousands):

                                                 1997                  1998
                                         --------------------  --------------------
                                1996                 Long-                 Long-
                                Total      Total     Lived       Total     Lived
                              Revenues*  Revenues*   Assets    Revenues*   Assets
                              ---------  ---------  ---------  ---------  ---------
United States                 $   1,000  $   5,589  $   5,157  $  23,032  $   6,188
Canada                                -        161        357      1,332        314
Europe                                -      4,672          -     12,521          -
Hong Kong                             -        130          -        255          -
Other Asia                            -      1,597          -      1,624          -
Brazil                                -        106          -        490          -
Other South/Central America           -        565          -      1,537          -
Australia/New Zealand                 -      2,829          -      7,323          -
                              ---------  ---------  ---------  ---------  ---------
Total                         $   1,000  $  15,649  $   5,514  $  48,114  $   6,502
                              =========  =========  =========  =========  =========

* Net revenues are attributed to countries based on invoicing location of customer.

13. Litigation

In January 1998, Hybrid Networks, Inc. filed an action against the Company, accusing the Company of infringing certain of their patents. The Company settled this matter in January 1999 through a patent cross-license agreement that has no material adverse effect on the Company's financial position, results of operations or cash flows.








Item 9. Changes In and Disagreements With Accountants On
        Accounting and Financial Disclosure

Not applicable.

                                  Part III

Pursuant to General Instruction G. to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from the Company's definitive Proxy Statement with respect to its 1999 annual meeting of stockholders, to be filed pursuant to Regulation 14A within 120 days after December 31, 1998.

                                   Part IV

Item 14. Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedule

1. Financial Statements. The financial statements of the Company listed in Item 14(a) and the report of Deloitte &
Touche LLP, Independent Auditors, are filed or incorporated by reference as part of this annual report. See Index to Financial Statements on page 38.

2. Financial Statement Schedule. The financial statement schedule of the Company listed in Item 14(a) is incorporated by reference as part of this annual report. The financial statement schedule was previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-70945) declared effective on February 23, 1999.

All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Financial Statements or notes thereto.

3.  Exhibits.

The Exhibits listed on the accompanying Index to Exhibits on page 55 are filed or incorporated by reference as part of this annual report.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

(c) Exhibits

The following exhibit list states, in the case of certain exhibits, a prior SEC filing which contains the exhibit and from which it is incorporated by reference.




Index to Exhibits

Number		Exhibit Title
-------------   ---------------------------------------------------------------
3.1(1)          Registrant's Amended and Restated Certificate of Incorporation.
3.2(1)		Registrant's Amended and Restated Bylaws.
4.1(1)		Form of Registrant's Specimen Common Stock Certificate.
4.2(1)		Amended and Restated Information and Registration Rights
                Agreement, among the Registrant and the investors and founders named therein, dated July 22, 1997.
10.1(1)		Lease Agreement between the Company, John Arrillaga and
                Richard T. Peery, dated May 10, 1996.
10.2+(1)        Technology License and Reseller Agreement between the Company and 3Com Corporation, dated March 22, 1996.
10.3+(1)        Reseller Agreement between the Company and 3Com Corporation, dated July 30, 1997.
10.4+(1)        Hardware and Software Technology License Agreement between the
                Company, Advanced Telecommunications Modules, Limited and Advanced
                Telecommunications Modules, Inc., dated February 1, 1996.
10.5(1)		Registrant's 1995 Stock Option Plan.
10.6(1)		Registrant's 1998 Stock Incentive Plan.
10.7(1)		Registrant's 1998 Employee Stock Purchase Plan.
10.8(1)         Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
10.9(1)         Loan and Security Agreement between Registrant and Greyrock
                Business Credit, dated May 30, 1997.
10.10+(1)	International OEM Agreement between the Company, Advanced
                Telecommunications Modules, Inc. and Advanced Telecommunications
                Modules, Limited, dated March 7, 1996.
10.11+(1)	Agreement for Manufacturing Services between the Company and
                Celestica, Inc., dated October 25, 1996.
10.12+(1)       Wind River Systems, Inc. VxWorks License Agreement.
10.13+(1)	Purchase and License Agreement by and between the Company and
                Siemens AG, dated December 2, 1997.
10.14+(1)	Distribution Agreement by and between the Company and Philips
                Public Telecommunication Systems, dated November 26, 1997.
16.1(1)		Letter from KPMG Peat Marwick LLP regarding Change in Certifying
                Accountant.
23.1		Independent Auditors' Consent.
27.1(2)		Financial Data Schedule.
-------------
 +		Confidential treatment has been granted as to a portion of this
                Agreement.
(1)		Previously filed as an Exhibit to the Registrant's Registration
                Statement on Form S-1 (File No. 333-48107) declared effective on
                May 18, 1998.
(2)             Previously filed as an exhibit to the Registrant's Registration
                Statement on Form S-1 (File No. 333-70945) declared effective on
                February 23, 1999.

(d) Financial Statement Schedules

See Item 14(a) and Item 14(b) above.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10     , 1999
      _____________

                                    COM21, INC.

                                    By: /s/ Peter D. Fenner
                                       _________________________
                                            Peter D. Fenner
                                 President and Chief Executive Officer


                    POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appear below hereby constitutes and appoints, jointly and severally, Peter Fenner and David L. Robertson, and each of them acting individual, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                          DATE

/s/ Peter D. Fenner                                       March 10
_________________________  President and Chief Executive  ____________, 1999
Peter D. Fenner            Officer
                           Principal Executive Officer

/s/ David L. Robertson     Vice President, Finance Chief  March 10
_________________________  Financial Officer, (Principal  ____________, 1999
David L. Robertson         Financial and Accounting
                           Officer) and Secretary

/s/ Paul Baran                                            March 10
_________________________                                 ____________, 1999
Paul Baran                 Director


/s/ Robert A. Hoff                                        March 10
_________________________                                 ____________, 1999
Robert A. Hoff             Director


/s/ C. Richard Kramlich                                   March 10
_________________________                                 ____________, 1999
C. Richard Kramlich        Director


/s/ Scott J. Loftesness                                   March 10
_________________________                                 ____________, 1999
Scott J. Loftesness        Director



/s/ William R. Hearst, III                                March 10
_________________________                                 ____________, 1999
William R. Hearst, III     Director


/s/ Robert C. Hawk                                        March 10
_________________________                                 ____________, 1999
Robert C. Hawk             Director


/s/ Robert W. Wilmot                                      March 10
_________________________                                 ____________, 1999
Robert W. Wilmot           Director




























Exhibit 23.1 - Consent of Independent Accountants

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration
Statement No. 333-57441 of Com21, Inc. on Form S-8 of our report dated January 18, 1999 appearing in the Annual Report on Form 10-K of Com21, Inc. for the year ended December 31, 1998.


DELOITTE & TOUCHE LLP
San Jose, California
March 5, 1999


















