Form 10-Q
period 1999-03-31
COM21 INC
filed 1999-05-06
CIK 945379

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

                                    or

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

The number of outstanding shares of the registrant's Common
Stock, $0.001 par value, was 21,284,499 as of March 31, 1999.

                                COM21, INC.
                                  INDEX

<BTB>
PART I: FINANCIAL INFORMATION                                          Page
Item 1  Financial Statements

Condensed Balance Sheets - March 31, 1999 and December 31, 1998          3

Condensed Statements of Operations and Comprehensive Loss -
     Three Month periods ended March 31, 1999 and 1998                   4

Condensed Statements of Cash Flows - Three Months Ended
     March 31, 1999 and 1998                                             5

Notes to Condensed Financial Statements                                  6

Item 2  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 8

Item 3  Quantitative and Qualitative Disclosures About Market Risk      22

PART II: OTHER INFORMATION

Item 1  Legal Proceedings                                               23

Item 2  Changes in Securities and Use of Proceeds                       23

Item 3  Defaults Upon Senior Securities                                 24

Item 4  Submission of Matters to a Vote of Security Holders             24

Item 5  Other Information                                               24

Item 6  Exhibits and Reports on Form 8-K                                24

     Signature                                                          24

In addition to historical information, this Form 10-Q contains forward-looking statements including statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at "Risk Factors" and in the "Risk Factors" section of Com21's Annual Report on Form 10-K dated March 10, 1999 as filed with the SEC. While this outlook represents our current judgement on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Com21 undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Risk Factors" below as well as "Risk
Factors" in Com21's Annual Report on Form 10-K dated March
10, 1999 as filed with the SEC.

PART I:  FINANCIAL INFORMATION
Item 1   Financial Statements

                                COM21, INC.
                         CONDENSED BALANCE SHEETS
            (In thousands, except share and par value amounts)
                                (Unaudited)

                                                    March 31,    December 31,
                                                       1999          1998
ASSETS
Current assets:
   Cash and cash equivalents                         $ 52,918      $  7,135
   Short-term investments                              63,843        58,609
   Accounts receivable                                 11,216         4,834
   Inventories                                          2,395         5,282
   Prepaid expenses and other                             986           586
                                                    ----------    ----------
      Total current assets                            131,358        76,446
Property and equipment, net                             6,438         6,247
Other assets                                              305           255
                                                    ----------    ----------
      Total Assets                                   $138,101      $ 82,948
                                                    ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $  5,172      $  4,033
   Accrued compensation and related benefits            2,672         1,739
   Deferred revenue                                       287           238
   Other current liabilities                            1,520         1,232
   Current portion of capital lease and debt
      obligations                                         968         1,120
                                                    ----------    ----------
      Total current liabilities                        10,619         8,362
Deferred rent                                             290           284
Capital lease obligations                                 773           936
                                                    ----------    ----------
      Total liabilities                                11,682         9,582
                                                    ----------    ----------
Stockholders' equity:
   Common stock, $0.001 par value, 40,000,000 shares
   authorized; 21,284,499 and 18,685,560 issued and
   outstanding at March 31, 1999 and December 31, 1998     21            19
   Additional paid-in capital                         176,848       122,131
   Deferred stock compensation                            (74)          (82)
   Accumulated deficit                                (50,320)      (48,699)
   Accumulated other comprehensive loss                   (56)           (3)
                                                    ----------    ----------
      Total stockholders' equity                      126,419        73,366
                                                    ----------    ----------
      Total Liabilities and Stockholders' Equity     $138,101      $ 82,948
                                                    ==========    ==========
See notes to condensed financial statements.

                                COM21, INC
        CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 (In thousands, except per share amounts)
                               (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                        1999         1998
                                                    ----------    ----------
Revenues                                             $ 19,214      $  7,020
Cost of Product Revenues                               10,746         4,676
                                                    ----------    ----------
Gross Profit                                            8,468         2,344
                                                    ----------    ----------
Operating Expenses:
   Research and development                             6,900         4,278
   Sales and marketing                                  3,230         1,803
   General and administrative                             840           580
                                                    ----------    ----------
      Total operating expenses                         10,970         6,661
                                                    ----------    ----------

Loss From Operations                                   (2,502)       (4,317)
Other Income, Net                                         918            94
                                                    ----------    ----------
Loss Before Income Taxes                               (1,584)       (4,223)
Income Taxes                                               37             9
                                                    ----------    ----------
Net Loss                                               (1,621)       (4,232)
Other Comprehensive Loss, Net of Tax:
   Unrealized loss on available-for-sale investments      (53)            -
                                                    ----------    ----------
Comprehensive Loss                                   $ (1,674)     $ (4,232)
                                                    ==========    ==========
Net loss per share, basic and diluted                $  (0.08)     $  (1.69)
                                                    ==========    ==========
Shares used in computation, basic and diluted          19,472         2,497
                                                    ==========    ==========
See notes to condensed financial statements.

                                COM21, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                        1999         1998
                                                    ----------    ----------
Cash used in operating activities:
   Net loss                                          $ (1,621)     $ (4,232)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                       981          	801
      Deferred rent                                         6            12
      Gain on sales and maturities of investments        (319)            -
   Changes in operating assets and liabilities:
      Accounts receivable                              (6,382)       (1,431)
      Inventories                                       2,887           974
      Prepaid expenses and other                         (400)         (417)
      Other assets                                        (50)            1
      Accounts payable                                  1,139           830
      Accrued compensation and related benefits           933            42
      Deferred revenue                                     49            84
      Other current liabilities                           288            56
                                                    ----------    ----------
      Net cash used in operating activities            (2,489)       (3,280)
                                                    ----------    ----------
Cash used in investing activities:
   Purchases of investments, net                       (4,968)            -
   Purchases of property and equipment                 (1,164)         (389)
                                                    ----------    ----------
      Net cash used in investing activities            (6,132)         (389)
                                                    ----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of stock, net                54,330             -
   Proceeds from exercise of stock options, net           389            62
   Repayments under capital lease obligations            (263)         (182)
   Repayments on debt obligations                         (52)          (79)
                                                    ----------    ----------
      Net cash provided by (used in) financing
      activities                                       54,404          (199)
                                                    ----------    ----------
Net change in cash and cash equivalents                45,783        (3,868)
Cash and cash equivalents at beginning of period        7,135        17,950
                                                    ----------    ----------
Cash and cash equivalents at end of period           $ 52,918      $ 14,082
                                                    ==========    ==========
Noncash investing and financing activities:
Property and equipment acquired under capital lease  $      -      $    203
                                                    ==========    ==========
Unrealized loss on available-for-sale investments    $     53      $      -
                                                    ==========    ==========
See notes to condensed financial statements

                                COM21, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                              March 31, 1999
                               (Unaudited)

1.  Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Com21's financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for the three months ended March 31, 1999 may not necessarily be indicative of the results to be expected for the fiscal year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-K dated March 10, 1999 as filed with the SEC.

2.  Investments

The fair value and the amortized cost of available-for-sale securities at March 31, 1999 and December 31, 1998 are presented in the tables below (in thousands):

                                                    Unrealized
                                      Amortized      Holding         Fair
                                       Cost at      Losses at      Value at
                                       3/31/99       3/31/99       3/31/99
                                      ----------    ----------    ----------
   Corporate Bonds                     $ 17,007      $    (23)     $ 16,984
   Government Bonds                      46,892           (33)       46,859
                                      ----------    ----------    ----------
   Total                               $ 63,899      $    (56)     $ 63,843
                                      ==========    ==========    ==========

                                                    Unrealized
                                      Amortized    Holding Gains     Fair
                                       Cost at      (Losses) at     Value at
                                      12/31/98        12/31/98      12/31/98
                                      ----------    ----------    ----------
   Corporate Bonds                     $ 30,803      $      7      $ 30,810
   Government Bonds                      27,809           (10)       27,799
                                      ----------    ----------    ----------
   Total                               $ 58,612      $     (3)     $ 58,609
                                      ==========    ==========    ==========

Fair values are based on quoted market prices obtained from an independent broker. Available-for-sale securities are classified as current assets and all maturities are within one year.

3.  Inventories

Inventories consist of (in thousands):

                                                     March 31,   December 31,
                                                       1999          1998
                                                    ----------    ----------
   Raw materials and sub-assemblies                  $    574      $    142
   Work-in-process                                        741         1,361
   Finished goods                                       1,080         3,779
                                                    ----------    ----------
                                                     $  2,395      $  5,282
                                                    ==========    ==========

4.  Stockholders' Equity

Secondary Offering - In February 1999, Com21 completed a public stock offering and issued 2,480,000 shares of its Common Stock to the public at a price of $23.50 per share.
The Company received net proceeds of approximately $54.3 million in cash.

Net Loss Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

                                                          Three Months
                                                         Ended March 31,
                                                       1999          1998
                                                    ----------    ----------
   Net Loss (Numerator):
      Net loss, basic and diluted                    $ (1,621)     $ (4,232)
                                                    ----------    ----------
   Shares (Denominator):
      Weighted average common shares outstanding       19,587         2,796
      Weighted average common shares outstanding
         subject to repurchase                           (115)         (299)
                                                    ----------    ----------
      Shares used in computation, basic and diluted    19,472         2,497
                                                    ----------    ----------
   Net Loss Per Share, Basic and Diluted             $  (0.08)     $  (1.69)
                                                    ==========    ==========

During the three months ended March 31, 1999 and 1998, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at March 31, 1999: warrants to purchase 31,814 shares of common stock; 98,243 outstanding shares of common stock subject to repurchase; and options to purchase 2,292,323 shares of common stock.

5.  Litigation

In January 1998, Hybrid Networks, Inc. filed an action against the Company, alleging the Company of infringing certain of their patents. The Company settled this matter in January 1999 through a patent cross-license agreement that had no material adverse effect on the Company's financial position, results of operations or cash flows.

PART I:  FINANCIAL INFORMATION
ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Com21's unaudited condensed financial statements and notes thereto. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to the "Risk Factors" section contained in Com21's Annual Report on Form 10-K dated March 10, 1999, and to the "Risk Factors" section contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Overview
We are a leading global supplier of broadband access solutions for delivering high-speed Internet access. Our systems enable cable operators to provide high-speed, cost-effective Internet access to corporate telecommuter, small office/home office and residential end-users in the U.S. and internationally. Our systems also enable cable operators to address the distinct price, performance, security and other needs of these different end-users. Our product family includes cable modems, headend equipment, network management software and noise containment technologies.

We were incorporated in June 1992. From inception through April 1997, our operating activities related primarily to establishing a research and development organization, testing prototype designs, building application-specific integrated circuit design infrastructure, commonly known as an ASIC, commencing the staffing of marketing, sales and field service and technical support organizations and establishing manufacturing relationships. We shipped our first product in April 1997. Since then, we have expanded our sales and marketing and customer support activities. These activities include commencing trials with our cable operator customers, expanding our customer base, developing customer relationships, marketing the Com21 brand, hiring field service and customer support personnel, building distribution channels, developing new products and technologies and enhancing existing products.

Results of Operations
Total Revenues - Total revenues increased 174% from $7.0 million in the first quarter of 1998 to $19.2 million in the first quarter of 1999. We experienced sales growth in both cable modems and headend products over the comparable quarter in the prior year. Cable modem revenue increased at a greater rate than headend revenues as Com21's installed base of headend products was able to support a greater number of cable modems. Cable modem sales accounted for 63% of total revenue in the first quarter of 1999 as compared to 39% in the first quarter of 1998. Headend product sales accounted for 36% of total revenue in the first quarter of 1999 as compared to 57% in the first quarter of 1998. The remaining balance of revenue is related to network management software.

The average sales price of cable modems continued to gradually decline during the first quarter of 1999 due to competitive pricing pressure. We expect that average sales prices of cable modems to decline at a faster rate during the next few quarters as additional DOCSIS or CableLabs-certified vendors bring product to market. During the quarter ended March 31, 1999, international sales accounted for 45% of total revenues, decreasing from the 50% of international sales in the first quarter of 1998. This decrease was primarily due to a greater proportional increase in sales of all products to large domestic cable companies.

Gross Margins - Gross margins increased from 33.4% in the first quarter of 1998 to 44.1% in the first quarter of 1999. The increase is due primarily to our cost reduction efforts associated with cable modems. Through increased volumes and continued focus on cost reduction efforts the cost of our cable modems declined during the period. The benefits obtained as a result of this cost reduction program were partially offset by a decrease in the average sales price of cable modems. We continue to focus on cost reduction efforts for our cable modems and anticipate obtaining benefits as a result. We also anticipate substantial price decreases of cable modems and headend equipment due to increased competitive pressures in future quarters and the adoption of industry standards for cable modems such as DOCSIS or CableLabs-certified vendors, that may more than offset any cost reduction efforts achieved, resulting in lower overall margins.

Research and Development - Research and development expenses increased 61% from $4.3 million in the first quarter of 1998 to $6.9 million in the first quarter of 1999. The increase was attributable to higher costs related primarily to increased personnel and consulting related costs. We expect these expenses to increase in absolute dollars in the future as we continue to invest in research and development.

Sales and Marketing - Sales and marketing expenses increased 79% from $1.8 million in the first quarter of 1998 to $3.2 million in the first quarter of 1999. The increase was primarily due to higher costs associated with increased personnel in sales and marketing organizations. We expect sales and marketing expenses to increase in both absolute dollars and as a percentage of sales in 1999 as we develop more retail channels for our future DOCSIS cable modems. In addition, we also compete in a very competitive labor market and accordingly periodically make salary and other compensation adjustments to hire and retain employees.

General and Administrative - General and administrative expenses increased 45% from $580,000 in the first quarter of 1998 to $840,000 in the first quarter of 1999. The increase was attributable to increased salary and personnel related costs as well as increased professional fees associated with operation as a public company. We expect general and administrative expenses to increase in absolute dollars as we continue to add personnel and incur additional costs related to the growth of our business.

Total Other Income, Net - Total other income, net increased from $94,000 in the first quarter of 1998 to $918,000 in the first quarter of 1999. The increase was attributable to earnings on higher cash balances available during the first quarter of 1999, due primarily to the net cash received of $62.8 million from the initial public offering of common stock in May 1998 and the net cash received of $54.3 million from the secondary offering of common stock in February 1999.

Liquidity and Capital Resources
At March 31, 1999, Com21's cash and cash equivalents and short-term investments were $116.8 million, compared to $65.7 million at December 31, 1998, an increase of $51.1 million. The increase is primarily a result of cash generated from financing activities of $54.4 million during the period largely resulting from the $54.3 million in net proceeds received from the public offering of common stock in February 1999. These cash flows were partially offset by cash outflows from operating activities of $2.2 million, excluding the gains on sales and maturities and investments of $0.3 million, and cash used in investing in property and equipment of $1.2 million. Com21's capital requirements primarily relate to the working capital requirements and investments in property and equipment. Com21 has funded its operations primarily through its public offerings of common stock and private sales of common and preferred stock.

Other than capital lease commitments, Com21 has no material commitments for capital expenditures. However, Com21 anticipates it may increase its capital expenditures and may increase lease commitments consistent with anticipated growth in operations, infrastructure and personnel. Com21 intends to establish sales offices and lease additional space, which will require it to commit to additional lease obligations, purchase equipment and install leasehold improvements.

Com21 believes that the current cash and cash equivalents and short-term investments, will be sufficient to meet its anticipated cash requirements for the next twelve months, although Com21 may seek to raise additional capital during that time period.

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

Vendors. We are currently in the process of ascertaining whether our vendors and suppliers are Year 2000 compliant. We have received some confirmations from material vendors indicating their expectation that the Year 2000 will not materially effect the supply of product to Com21. We continue to seek assurances from our vendors concerning Year 2000 compliance.

Manufacturing. Completion of our review of our assembly and test equipment for Year 2000 compliance is expected to occur by late 1999.

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

Contingency Plans. Until the completion of the Year 2000 compliance evaluation of our suppliers, and the completion of internal IT and non-IT systems reviews, we do not believe that it is practical to develop comprehensive contingency plans. Even if these plans are completed and implemented in a timely manner they may be insufficient to address any third party failures. We cannot assure you that undetected internal and external Year 2000 issues will not materially impact our business, financial condition, results of operations and cash flows. See "Risk Factors -
- Our failure and the failure of our key suppliers and customers to be year 2000 compliant could negatively impact our business."

Risk Factors
You should carefully consider the risks described below before making a decision to invest in Com21. You may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing our company. Readers are referred to additional risks identified in the "Risk
Factors" section contained in Com21's Annual Report on Form 10-K dated on March 10, 1999 as filed with the SEC.

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

Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include the following:

   -the rate at which cable operators upgrade their cable
    plants;
   -our ability and the ability of cable operators to coordinate timely and effective marketing campaigns with the availability of upgrades;
   -cable operators' success in marketing data-over-cable
    services and our modems to subscribers;
   -cable operators' success in setting prices for data
    transmission installation service; and
   -cable operators' success and timeliness in the installation of subscriber site equipment.

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

Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

   -variations in the timing of orders and shipments of our
    products;
   -variations in the size of orders by our customers;
   -new product introductions by us or by competitors;
   -delays in introducing cable modems that comply with the
    new data-over-cable service interface specification (DOCSIS);
   -the timing of upgrades of cable plants;
   -variations in capital spending budgets of cable operators;
   -delays in obtaining regulatory approval for commercial
    deployment of cable modem systems; and
   -general economic conditions and economic conditions specific to the cable and electronic data transmission industries.

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

A variety of factors affect our gross margin, including the following:

   -the sales mix between our headend equipment and cable modems;
   -the volume of products manufactured;
   -the distribution channel or customer mix;
   -the average selling prices of our products; and -the effectiveness of our cost reduction efforts.

In the past we have experienced decreases in the average selling price of our cable modems and in the second quarter of 1999 we will lower our modem and headend prices to meet competitive pressures, especially those pressures related to the introduction of DOCSIS modems in the industry. In addition, the sales mix between our headend equipment and modems also affects our gross margin. Sales of our cable modems yield lower gross margins than do sales of our headend equipment. In the future, we anticipate that our sales mix will be weighted toward cable modems. As a result, we expect to experience continued downward pressures on our gross margin. If the price declines are not offset by a decline in the costs of manufacturing our cable modems or an increase in sales of higher margin telephone and SO/HO modems, our gross margin will be adversely affected.

Because of these factors, our operating results in one or more future periods are likely to fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.

Certain of our current products are not compatible with products offered by our competitors and are subject to evolving industry standards. If our products do not comply with any standard that achieves market acceptance, customers may refuse to purchase our products.

Our headend equipment and proprietary cable modem products do not interoperate with the existing equipment of other cable modem suppliers. Therefore, potential customers who wish to purchase broadband Internet access products from multiple suppliers may be reluctant to purchase our proprietary products.

We expect the data-over-cable service interface specification, commonly referred to as the DOCSIS standard, to achieve substantial market acceptance in North America. We have developed a cable modem that we are in the process of getting DOCSIS certified by CableLabs. The continuing evolution of the DOCSIS standard may cause us to incur additional costs associated with making our cable modems compliant with various versions of the standard. On April 29, 1999, CableLabs announced the result of the latest wave of certification for the DOCSIS cable modem. Our DOCSIS cable modem was not certified at this time. We cannot assure you that our DOCSIS-certified cable modems will be introduced according to our previously anticipated schedule, or that if introduced, that it will meet with market acceptance. Our failure to introduce a DOCSIS modem certified by CableLabs have an adverse affect on revenues and operations.

The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telephone companies could require us to redesign current products. Our current products may not be in full compliance with relevant standards and developing specifications as proposed by:

   -Data-Over-Cable Service Interface Specification (DOCSIS);
   -Digital Audio Video Interactive Council and Digital and
    Video Broadcast Organization;
   -Institute of Electrical and Electronics Engineers;
   -Internet Engineering Task Force; and
   -other relevant standards bodies.

Currently no generally accepted standard for data-over-cable exists internationally. If any standards achieve market acceptance and if our products do not comply with them, customers may refuse to purchase our products. Additionally, different implementations of the same specification could slow deployment of our products if these differences cause our products not to be interoperable with other companies' products.

The widespread adoption of DOCSIS or other standards would likely cause aggressive price competition in the cable modem market and result in lower sales of our headend products and lower revenues from licensing of our network management software. Any of these events would adversely affect our gross margin and our operating results.

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

The market for cable modem systems and products is characterized by rapidly changing technologies and short product life cycles. Our future success will depend in large part upon our ability to:

   -identify and respond to emerging technological trends in
    the market;
   -develop and maintain competitive products;
   -enhance our products by adding innovative features that
    differentiate our products from those of our competitors; -bring products to market on a timely basis at competitive prices; and
   -respond effectively to new technological changes or new product announcements by others.

If our product development and enhancements take longer than planned, the availability of products would be delayed. Our future success will depend in part upon our ability to enhance our existing products and to develop and introduce, on a timely basis, new products and features that meet changing customer requirements and emerging industry standards, such as the DOCSIS standard.

The technical innovations required for us to remain competitive are inherently complex, require long development cycles, are dependent in some cases on sole source suppliers and require us, in some cases, to license technology from others. We must continue to invest in research and development to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most expenses must be incurred before the technical feasibility or commercial viability can be ascertained. Revenues from future products or product enhancements may not be sufficient to recover the development costs associated with the products or enhancements.

We depend on cable operators and cable systems integrators for substantially all of our sales.

We depend on cable operators and cable systems integrators to purchase our headend equipment and cable modems and to market data transmission service to end-users. Cable operators may not have enough programming channels over which they can offer these services. Even if a cable operator chooses to provide data transmission services, it may not choose our products to do so.

Because we rely on cable operators and cable systems integrators to purchase and market our products, our sales may be unpredictable due to the varying marketing and deployment efforts of our cable operators and cable systems integrators.

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

The market for high-speed data transmission services has several competing technologies which offer alternative solutions. Technologies which compete with our solution are:

   -telephone company-related wireline technologies such as:
       -dial-up (analog modems);
       -digital subscriber line, known as DSL and marketed
        as "G Lite", ADSL, among others;
       -integrated services digital network, known as ISDN; and

   -wireless technologies such as:
       -local multipoint distribution service, known as LMDS;
       -multi-channel multipoint distribution service,
        commonly known as MMDS; and
       -direct broadcast satellite, commonly known as DBS.

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

Many of our current and potential competitors have been operating longer, have better name recognition, better established business relationships and significantly greater financial, technical, marketing and distribution resources than we do. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new or enhanced products than we do. If we fail to achieve DOCSIS certification in a timely manner, our customers may choose another supplier for DOCSIS-certified cable modems, and our business, operating results and financial condition could be materially adversely affected.

We must reduce the cost of our cable modems to remain competitive.

Certain of our competitors' cable modems are priced lower than our cable modems. As headend equipment becomes more widely deployed, the price of cable modems and related equipment will continue to decline. In particular, the adoption of industry standards, such as the DOCSIS standard, will cause increased price competition for cable modems.

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

The results of any litigation matter are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to halt the manufacture, use and sale of infringing products, to expend significant resources to develop non- infringing technology, or to obtain licenses to the infringing technology. Licenses may not be available from any third party that asserts intellectual property claims against us, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. For example, in January 1998, Hybrid Networks filed an action against us, accusing us of infringing certain of their patents. We settled this matter in the first quarter of 1999 through a patent cross-license agreement that will not materially impact our business or results of operations. However, there can be no assurance that we would be able to successfully resolve similar incidents in the future.

Our failure to manage growth could adversely affect us.

We have rapidly and significantly expanded our operations and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. To manage the anticipated growth of our operations, we will be required to:

   -improve existing and implement new operational, financial and management information controls, reporting systems and procedures; -hire, train and manage additional qualified personnel;
   -expand and upgrade our core technologies; and -effectively manage multiple relationships with our customers, suppliers and other third parties.

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

Our business strategy relies to a significant extent on our strategic relationships with other companies. These relationships include:

   -software license arrangements for our network management system; -technology licensing agreements for certain products;
   -marketing arrangements with Philips and Siemens; and -DOCSIS-certified cable modem development in conjunction with suppliers of routers and headend equipment to ensure the interoperability of our cable modem.

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

We contract for the manufacture of cable modems and integrated circuit boards on a turnkey basis. CMC Industries and Sanmina build printed circuit assemblies for our headend products and Celestica manufactures our cable modems. Our future success will depend, in significant part, on our ability to have others manufacture our products cost-effectively, in sufficient volumes and to meet production and delivery schedules. A number of risks are associated with our dependence on third-party manufacturers including:

   -reduced control over delivery schedules;
   -quality assurance;
   -manufacturing yields and costs;
   -the potential lack of adequate capacity during periods of excess demand;
   -increases in prices and the potential misappropriation of our intellectual property.

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

Certain parts, components and equipment used in our products are obtained from sole sources of supply. For example, our headend equipment incorporates a radio frequency modulation chip from one specific vendor, transmitter/receiver components from another, and an Asynchronous Transfer Mode switch, commonly known as an ATM in the telecommunications industry, from yet another. Also, our cable modems include sole-sourced chipsets, filters and other materials. Additional sole-sourced components may be incorporated into our equipment in the future.

We do not have any long term supply contracts to ensure sources of supply. If we fail to obtain components in sufficient quantities when required, our business could be harmed. Our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price. Our inability to obtain sufficient quantities of sole-sourced components, or to develop alternative sources for components and/or products would materially adversely affect our business. We rely on several companies including:

   -Broadcom Corp. and Stanford Telecommunications, Inc.,
    suppliers of modulation, demodulation and MAC components;
   -Atmel Corporation, the fabricator of our semiconductor devices; -Virata Limited, formerly Advanced Telecommunications
    Modules Limited, a supplier of ATM switches;
   -Hewlett-Packard Company, the supplier of HP Openview software; -Wind River Systems, Inc., a supplier of embedded software; and -Objectivity, Inc., a supplier of object-oriented database software.

If any of these manufacturers or other sole source suppliers delay or halt production of any of their components, our business, operating results and financial condition could be materially adversely affected.

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

Today, cable operators and systems integrators purchase cable modems from vendors through direct and indirect sales channels. In North America, if the DOCSIS standard achieves widespread market acceptance, we anticipate that the North American cable modem market will shift to a consumer purchase model. If this occurs, we will sell more of our cable modems directly through consumer sales channels. Consequently, we have begun to establish new distribution channels for our cable modems. We may not have the capital required or the necessary personnel, or expertise to develop these distribution channels, which could materially adversely affect our business, operating results and financial condition. To the extent that large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities would provide them with a significant competitive advantage.

We are subject to risks associated with operating in international markets.

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

In addition to currency fluctuation risks, international operations involve a number of risks not typically present in domestic operations, including:

   -changes in regulatory requirements;
   -costs and risks of deploying systems in foreign countries; -licenses, tariffs and other trade barriers;
   -political and economic instability;
   -difficulties in staffing and managing foreign operations; -potentially adverse tax consequences;
   -difficulties in obtaining governmental approvals for products; -the burden of complying with a wide variety of complex foreign laws and treaties; and
   -the possibility of difficult accounts receivable collections.

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

We continually evaluate strategic acquisitions of other businesses and subscriber accounts. If we were to consummate an acquisition, we would be subject to a number of risks, including:

   -difficulty in assimilating the acquired operations and personnel; -limits on our ability to retain the acquired subscribers;
   -disruption of our ongoing business; and -limits on our ability to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies.

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

The trading price of our common stock has fluctuated significantly since our initial public offering in May 1998. In addition, the trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, announcements by certification and standards bodies, developments with respect to patents or proprietary rights, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

This Form 10-Q contains forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

This Form 10-Q contains forward-looking statements that have been made under the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs, and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this Form 10-Q as well as in the "Risk Factors" section of the Annual Report on Form 10-K dated March 10, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Form 10-Q. We undertake no obligation to update these statements or publicly release the result of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity. Com21 maintains a short-term investment portfolio consisting mainly of government and corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 1999, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Com21 has fixed rate long-term debt of approximately $800,000 as of March 31, 1999, and a hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate.

PART II:   OTHER INFORMATION

Item 1	Legal Proceedings

In January 1998, Hybrid Networks, Inc. filed an action against the Company, accusing the Company of infringing certain of their patents. The Company settled this matter in January 1999 through a patent cross-license agreement that has no material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2	Changes in Securities and Use of Proceeds

(d)	Use of Proceeds from Sales of Registered Securities. On
February 23, 1999 the Company completed a public offering of its Common Stock, $0.001 par value. The managing underwriters in the Offering were Credit Suisse First Boston Corporation and Dain Rauscher Wessels (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration
Statement on Form S-1 (the "Registration Statement") (Reg.
No. 333-79504) that was declared effective by the SEC on February 23, 1999. The Offering commenced on February 23,
1999 after all 3,000,000 shares (of which 2,480,000 shares were offered by the Company and 520,000 shares were offered by certain selling shareholders) of Common Stock registered under the Registration Statement were sold at a price of $23.50 per share. The aggregate price of the Offering amount registered was $70,500,000. In connection with the Offering, the Company paid an aggregate of $3,690,000 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the registration fees of the SEC and the National Association of Securities Dealers, Inc. ("NASD").

      SEC Registration fee                  $  27,038
      NASD filing fee                          10,226
      Nasdaq National Market listing fee       17,500
      Printing and engraving expenses         225,000
      Legal fees and expenses                 340,000
      Accounting fees and expenses            160,000
      Blue Sky fees and expenses                5,000
      Transfer Agent and Registrar fees        10,000
      Miscellaneous                           105,236
                                            ----------
         Total                              $ 900,000
                                            ==========
After deducting the underwriting discounts and commissions and the estimated offering expenses described above, Com21 received net proceeds from the offering of approximately $54,329,600 and the selling stockholders received $11,580,400. As of March 31, 1999, Com21 has used the net proceeds from its public offering of Common Stock to invest in short-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. The proceeds will be used for general corporate purposes, including working capital and product development.
A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. Com21 has no agreements or commitments with respect to any such acquisition or investments and is not currently engaged in any material negotiations with respect to any such transaction. None of Com21's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Com21 or their associates, persons owning 10% or more of any class of equity securities of the Com21, or an affiliate of Com21.

Item 3	Defaults upon Senior Securities
	None

Item 4	Submission of Matters to a Vote of Security Holders
	None

Item 5	Other Information
	None

Item 6	Exhibits and Reports on Form 8-K.

	a)	Exhibits

		 Exhibit
		 Number		Description
		 27.1		Financial Data Schedule

	b)	Reports on Form 8-K
		None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Com21, Inc.

Date:   May 6, 1999              By:   /s/ David L. Robertson
                                     ---------------------------
                                       David L. Robertson
                                       Chief Financial Officer
                                       Vice President, Finance