Form 10-Q
period 1999-06-30
COM21 INC
filed 1999-08-10
CIK 945379

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

                                     or

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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 21,456,899 as of June 30, 1999.


                                 COM21, INC.
                                    INDEX

PART I: FINANCIAL INFORMATION                                            Page
Item 1  Financial Statements

Condensed Balance Sheets - June 30, 1999 and December 31, 1998             3

Condensed Statements of Operations and Comprehensive Loss -
     Three and Six Month periods ended June 30, 1999 and 1998              4

Condensed Statements of Cash Flows - Six Months Ended June 30,
     1999 and 1998                                                         5

Notes to Condensed Financial Statements                                    6

Item 2  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             8

Item 3  Quantitative and Qualitative Disclosures About Market Risk        22

PART II: OTHER INFORMATION

Item 1  Legal Proceedings                                                 23

Item 2  Changes in Securities and Use of Proceeds.                        23

Item 3  Defaults Upon Senior Securities                                   24

Item 4  Submission of Matters to a Vote of Security Holders               24

Item 5  Other Information                                                 24

Item 6  Exhibits and Reports on Form 8-K                                  24

        Signature                                                         25

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

PART I:  FINANCIAL INFORMATION
Item 1   Financial Statements

                                 COM21, INC.
                          CONDENSED BALANCE SHEETS
             (In thousands, except share and par value amounts)
                                 (Unaudited)

                                                      June 30,    December 31,
                                                        1999          1998
ASSETS
Current assets:
   Cash and cash equivalents                          $ 47,937    $  7,135
   Short-term investments                               66,760      58,609
   Accounts receivable                                  13,021       4,834
   Inventories                                           3,433       5,282
   Prepaid expenses and other                            2,446         586
                                                      ---------   ---------
   Total current assets                                133,597      76,446
Property and equipment, net                              6,486       6,247
Other assets                                               283         255
                                                      ---------   ---------
      Total Assets                                    $140,366    $ 82,948
                                                      =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $  6,702    $  4,033
   Accrued compensation and related benefits             3,479       1,739
   Deferred revenue                                        384         238
   Other current liabilities                             1,843       1,232
   Current portion of capital lease and debt
      obligations                                          819       1,120
                                                      ---------   ---------
      Total current liabilities                         13,227       8,362
Deferred rent                                              298         284
Capital lease obligations                                  612         936
                                                      ---------   ---------
      Total liabilities                                 14,137       9,582
                                                      ---------   ---------
Stockholders' equity:
   Common stock, $0.001 par value, 40,000,000 shares
   authorized; 21,456,899 and 18,685,560 issued and
   outstanding June 30, 1999 and December 31, 1998          21          19
   Additional paid-in capital                          177,730     122,131
   Deferred stock compensation                             (65)        (82)
   Accumulated deficit                                 (52,473)    (48,699)
   Accumulated other comprehensive income (loss)         1,016          (3)
                                                      ---------   ---------
      Total stockholders' equity                       126,229      73,366
                                                      ---------   ---------
      Total Liabilities and Stockholders' Equity      $140,366    $ 82,948
                                                      =========   =========

See notes to condensed financial statements.

                                 COM21, INC.
         CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (In thousands, except per share amounts)
                                 (Unaudited)

                               Three Months Ended        Six Months Ended
                                    June 30,                June 30,
                                1999        1998        1999        1998
                              ---------   ---------   ---------   ---------
Revenues                      $ 21,542    $  8,711    $ 40,756    $ 15,731
Cost of revenues                13,115       5,778      23,861      10,454
                              ---------   ---------   ---------   ---------
Gross profit                     8,427       2,933      16,895       5,277
                              ---------   ---------   ---------   ---------
Operating expenses:
   Research and development      7,029       4,392      13,929       8,670
   Sales and marketing           3,963       2,304       7,193       4,107
   General and administrative      956         815       1,796       1,395
                              ---------   ---------   ---------   ---------
      Total operating expenses  11,948       7,511      22,918      14,172
                              ---------   ---------   ---------   ---------

Loss from operations            (3,521)     (4,578)     (6,023)     (8,895)
Total other income, net          1,386         379       2,304         473
                              ---------   ---------   ---------   ---------
Loss before income taxes        (2,135)     (4,199)     (3,719)     (8,422)
Provision for income taxes          18           -          55           9
                              ---------   ---------   ---------   ---------
Net loss                        (2,153)     (4,199)     (3,774)     (8,431)
Other comprehensive income,
net of tax:
   Unrealized gain on available
   for-sale investments          1,072           -       1,019           -
                              ---------   ---------   ---------   ---------
Comprehensive loss            $ (1,081)   $ (4,199)   $ (2,755)   $ (8,431)
                              =========   =========   =========   =========
Net loss per share,
basic and diluted             $  (0.10)   $  (0.45)   $  (0.19)   $  (1.43)
                              =========   =========   =========   =========
Shares used in computation,
basic and diluted               21,299       9,299      20,386       5,898
                              =========   =========   =========   =========

See notes to condensed financial statements

                                 COM21, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                        Six Months Ended
                                                         June 30,
                                                        1999        1998
                                                      ---------   ---------
Cash used in operating activities:
   Net loss                                           $ (3,774)   $ (8,431)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                      1,988       1,623
      Deferred rent                                         14          24
      Gain on sales and maturities of investments         (648)          -
   Changes in operating assets and liabilities:
      Accounts receivable                               (8,187)       (688)
      Inventories                                        1,849        (246)
      Prepaid expenses and other                        (1,860)       (377)
      Other assets                                         (28)          1
      Accounts payable                                   2,669       1,460
      Accrued compensation and related benefits          1,740          77
      Deferred revenue                                     146         137
      Other current liabilities                            611         790
                                                      ---------   ---------
      Net cash used in operating activities             (5,480)     (5,630)
                                                      ---------   ---------
Cash used in investing activities:
   Purchases of investments, net                        (6,484)     (5,030)
   Purchases of property and equipment                  (2,210)     (1,001)
                                                      ---------   ---------
      Net cash used in investing activities             (8,694)     (6,031)
                                                      ---------   ---------
Cash flows from financing activities:
   Proceeds from issuance of stock, net                 54,330      62,877
   Proceeds from exercise of stock options, net          1,271           -
   Repayments under capital lease obligations             (515)       (536)
   Repayments on debt obligations                         (110)       (247)
                                                      ---------   ---------
      Net cash provided by financing activities         54,976      62,094
                                                      ---------   ---------
Net change in cash and cash equivalents                 40,802      50,433
Cash and cash equivalents at beginning of period         7,135      17,950
                                                      ---------   ---------
Cash and cash equivalents at end of period            $ 47,937    $ 68,383
                                                      =========   =========
Noncash investing and financing activities:
Property and equipment acquired under capital lease   $      -    $    454
                                                      =========   =========
Unrealized gain on available-for-sale investments     $ (1,019)   $      -
                                                      =========   =========
Assets acquired through lease financing               $      -    $    215
                                                      =========   =========

See notes to condensed financial statements

                                 COM21, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                June 30, 1999
                                (Unaudited)

1.  Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Com21's financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-K dated March 10, 1999 as filed with the SEC.

2.  Investments

The fair value and the amortized cost of available-for-sale securities at June 30, 1999 and December 31, 1998 are presented in the tables below (in thousands):

                                                     Unrealized
                                          Amortized Holding Gains   Fair
                                           Cost at   (Losses) at  Value at
                                           6/30/99     6/30/99     6/30/99
                                          ---------   ---------   ---------
   Corporate Bonds and Equity Securities  $ 23,558    $  1,103    $ 24,661
   Government Bonds                         42,186         (87)     42,099
                                          ---------   ---------   ---------
   Total                                  $ 65,744    $  1,016    $ 66,760
                                          =========   =========   =========

                                                     Unrealized
                                          Amortized Holding Gains   Fair
                                           Cost at   (Losses) at  Value at
                                          12/31/98    12/31/98    12/31/98
                                          ---------   ---------   ---------
   Corporate Bonds                        $ 30,803    $      7    $ 30,810
   Government Bonds                         27,809         (10)     27,799
                                          ---------   ---------   ---------
   Total                                  $ 58,612    $     (3)   $ 58,609
                                          =========   =========   =========

Fair values are based on quoted market prices obtained from an independent broker. Available-for-sale securities are classified as current assets and all maturities are within one year.

3.  Inventories

Inventories consist of (in thousands):

                                                      June 30,   December 31,
                                                        1999        1998
                                                      ---------   ---------
   Raw materials and sub-assemblies                   $    483    $    142
   Work-in-process                                       1,239       1,361
   Finished goods                                        1,711       3,779
                                                      ---------   ---------
                                                      $  3,433    $  5,282
                                                      =========   =========

4.  Stockholders' Equity

Net Loss Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

                                                          Three Months
                                                         Ended June 30,
                                                        1999        1998
                                                      ---------   ---------
   Net Loss (Numerator):
      Net loss, basic and diluted                     $ (2,153)   $ (4,199)
                                                      ---------   ---------
   Shares (Denominator):
      Weighted average common shares outstanding        21,380       9,542
      Weighted average common shares outstanding
         subject to repurchase                             (81)       (243)
                                                      ---------   ---------
      Shares used in computation, basic and diluted     21,299       9,299
                                                      ---------   ---------
   Net Loss Per Share, Basic and Diluted              $  (0.10)   $  (0.45)
                                                      =========   =========

                                                           Six Months
                                                         Ended June 30,
                                                         1999       1998
                                                      ---------   ---------
   Net Loss (Numerator):
      Net loss, basic and diluted                     $ (3,774)   $ (8,431)
                                                      ---------   ---------
   Shares (Denominator):
      Weighted average common shares outstanding        20,484       6,169
      Weighted average common shares outstanding
         subject to repurchase                             (98)       (271)
                                                      ---------   ---------
      Shares used in computation, basic and diluted     20,386       5,898
                                                      ---------   ---------
   Net Loss Per Share, Basic and Diluted              $  (0.19)   $  (1.43)
                                                      =========   =========

During the three months and six months ended June 30, 1999 and 1998, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at June 30, 1999: warrants to purchase 31,814 shares of common stock; 68,423 outstanding shares of common stock subject to repurchase; and options to purchase 2,756,775 shares of common stock.

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

Overview
Com21, Inc., is a leading global supplier of system solutions for the broadband access market. Our DOCSIS and ATM-based products enable cable operators and service providers to have the ability to deliver high-speed, cost-effective Internet and telephony applications to corporate telecommuters, small businesses, home offices and residential users.

We were incorporated in June 1992 and shipped our first product in April 1997. We have sold approximately 188,000 cable modems and 680 headends into over 180 locations worldwide.

Results of Operations
Total Revenues - Total revenues increased 147% from $8.7 million in the second quarter of 1998 to $21.5 million in the second quarter of 1999, and increased 159% from $15.7 million for the first six months of 1998 to $40.8 million for the first six months of 1999. We experienced revenue growth in both cable modems and headend products over the comparable quarter and six month period in the prior year. Cable modem sales accounted for 78% of total revenue in the second quarter of 1999 as compared to 50% of total revenue in the second quarter of 1998 and 71% of total revenue for the first six months of 1999 as compared to 46% for the first six months of 1998.

The average sales price of cable modems declined 14% during the second quarter of 1999 due to planned price reductions to meet price pressures as competitors brought DOCSIS (standard compliant modems) products to market. We anticipate that the average sales price of cable modems will continue to decline during the remainder of 1999 but at a more moderate rate than we experienced in the second quarter. The average sales price of headend equipment also declined in the second quarter of 1999 due to planned price reductions and mix of product sold. We anticipate that the average sales price of headend equipment will be relatively stable during the remainder of 1999.

During the quarter ended June 30, 1999, international sales accounted for 45% of total revenues, decreasing slightly from the 47% experienced in the second quarter of 1998. During the six months ended June 30, 1999, international sales accounted for 45% of total revenues, decreasing slightly from the 48% experienced in the first six months of 1998.

Gross Margins - Gross margins increased from 33.7% in the second quarter of 1998 to 39.1% in the second quarter of 1999, and increased from 33.5% during the first six months of 1998 to 41.5% during the first six months of 1999. The increase in margins from the prior periods is primarily a result of our ongoing cable modem cost reduction programs.

Gross margins decreased from 44.1% in the first quarter of 1999 to 39.1% in the second quarter of 1999. The reasons for this decline are threefold:

   Product Mix - Our cable modem products went from being 63% of total revenue in the first quarter of 1999 to 78% of total revenue in the second quarter of 1999. Cable modems have lower margins than our other products.

   Modem Price Reduction - The average sales price of cable modems declined by 14% in the quarter while our average product cost decreased at a lower rate.

   Headend Price Reduction - We lowered prices on our headend equipment, and sold less of this higher margin product family.

For the remainder of 1999 we anticipate margin pressure to continue from:

   Competitive pricing offered by an increasing number of suppliers entering the market.

   Increased sales of our DOCSIS cable modems. As these lower margin modems become a higher percentage of our total cable modem revenue, we anticipate our total margin percent will decline later in the year. We do not anticipate making significant cost reductions to our DOCSIS modems until the first half of 2000.

We will continue our cost reduction programs on our proprietary cable modems and anticipate obtaining benefits as a result, but the rate of cost reduction will be less than in prior quarters. However, we also anticipate the introduction of our office cable modem in the third quarter of 1999 and anticipate more aggressively marketing our headend products. Both our office cable modem and our headend products carry a higher margin and we anticipate these will partially offset the margin declines described above.

Research and Development - Research and development expenses increased 60% from $4.4 million in the second quarter of 1998 to $7.0 million in the second quarter of 1999, and increased 61% from $8.7 million during the first six months of 1998 to $13.9 million during the first six months of 1999. The increase was attributable to higher costs related primarily to increased personnel and contracting. We expect these expenses to increase in absolute dollars in the future as we continue to invest in research and development in our basic products and expand into wireless markets.

Sales and Marketing - Sales and marketing expenses increased 72% from $2.3 million in the second quarter of 1998 to $4.0 million in the second quarter of 1999, and increased 75% from $4.1 million during the first six months of 1998 to $7.2 million during the first six months of 1999. The increase was primarily due to higher costs associated with increased personnel in sales and marketing organizations. We expect sales and marketing expenses to increase in both absolute dollars and as a percentage of sales in 1999 as we develop more marketing programs and product channels for our DOCSIS cable modems.

General and Administrative - General and administrative expenses increased 17% from $815,000 in the second quarter of 1998 to $956,000 in the second quarter of 1999, and increased 29% from $1.4 million during the first six months of 1998 to $1.8 million during the first six months of 1999. We expect general and administrative expenses to show a moderate increase in absolute dollars as we continue to add personnel and incur additional costs related to the growth of our business.

Total Other Income, Net - Total other income, net increased from $379,000 in the second quarter of 1998 to $1,386,000 in the second quarter of 1999, and increased from $473,000 during the first six months of 1998 to $2,304,000 during the first six months of 1999. The increase was attributable to earnings on higher cash balances available during the second quarter and the first half of 1999, due primarily to the net cash received of $62.8 million from the initial public offering of common stock in May 1998 and the net cash received of $54.3 million from the secondary offering of common stock in February 1999.

Liquidity and Capital Resources
At June 30, 1999, Our cash and cash equivalents and short-term investments were $114.7 million, compared to $65.7 million at December 31, 1998, an increase of $49.0 million. The increase is primarily a result of cash generated from financing activities of $55.0 and unrealized gains on available-for-sale securities of $1.0 million. The cash generated from financing activities is largely the result of the $54.3 million in net proceeds received from the public offering of common stock in February 1999 and $1.3 million in proceeds from the exercise of stock options. These cash in-flows and unrealized gains were partially offset by cash outflows from operating activities of $4.8 million, excluding the gains on sales and maturities and investments of $0.6 million, and cash used in investing in property and equipment of $2.2 million. Our capital requirements primarily relate to the working capital requirements and investments in property and equipment. We have funded operations primarily through public offerings of common stock and private sales of common and preferred stock.

Other than capital lease commitments, we have no material commitments for capital expenditures. However, we anticipate an increase in capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. We intend to establish sales offices and lease additional space, which will require us to commit to additional lease obligations, purchase equipment and install leasehold improvements. We also intend to upgrade and invest in information technology which will increase capital expenditures.

From time to time, we may make cash investments or exchange Com21 stock for investments in various companies to secure development resources or access to various product lines. We may more aggressively pursue market opportunities, such as wireless technology, that leverage our technology platform. These activities if pursued will result in a significant use of cash resources.

We believe our current cash and cash equivalents and short-term investments will be sufficient to meet anticipated cash requirements for the next twelve months, although we may seek to raise additional capital during that time period.

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

Our Year 2000 plan which is currently in progress will determine whether our products, internal systems, computers and software, and the products and systems of our critical vendors and suppliers are Year 2000 compliant. This plan is being implemented in the following four consecutive phases:

I. Inventory and Data Gathering Phase: cataloging of products and systems and the products and systems of our critical vendors and suppliers;

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

Our Year 2000 plan has been implemented but not completed. To date, results of our Year 2000 plan are the following:

Products. We have developed internal tests to ascertain whether our products are Year 2000 compliant. Based on these tests, we believe our current products are Year 2000 compliant and, to the extent necessary, all previously shipped products can be upgraded to become Year 2000 compliant with currently available software upgrades. We have finished the first three phases of our Year 2000 plan related to our products and are continuing on the fourth phase, the monitoring phase, on an on-going basis through the remainder of 1999.

Vendors. Based on a survey of material vendors and suppliers we have ascertained our material vendors and suppliers appear to be Year 2000 compliant. We have received confirmations from material vendors indicating their expectation that the Year 2000 will not materially effect the supply of product to Com21. We continue to monitor our material vendors and suppliers concerning Year 2000 compliance. We have finished the first three phases of our Year 2000 plan related to our material parts vendors and suppliers and are continuing on the fourth phase, the monitoring phase, on an on-going basis through the remainder of 1999.

Manufacturing and Infrastructure. We have cataloged and performed a review of our assembly and test equipment. Based on this survey we do not believe that there is a material financial impact related to the replacement or upgrade of any manufacturing or infrastructure equipment or software that is not Year 2000 compliant. We will continue replacing and upgrading any non-compliant equipment and software as well as monitoring of any new equipment or software added. Completion of all four phases of the Year 2000 plan related to our manufacturing equipment and software is expected to occur by late 1999.

IT Systems. We conducted a survey of our information technology hardware and software and anticipate that any Year 2000 non-compliant hardware and software will be upgraded or replaced prior to 2000. We have finished the first two phases of our Year 2000 plan related to our IT Systems and are continuing on the third and fourth phases, the replacing or upgrading of software that is currently not Year 2000 compliant and the monitoring of any additional software being added. We believe all four phases of the Year 2000 plan related to IT Systems will be completed by late 1999.

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

Risks. We believe that the risks of noncompliance could accelerate or delay purchases or replacement of our products and services. Failure of third party products, such as a breakdown in telephone, electric service or other utilities, e-mail, voicemail or the World Wide Web could cause a disruption in cable operators' service to customers. Disruptions in the services provided by banks, telephone companies and the U.S. Postal Service could negatively impact our business. Although our products are undergoing Year 2000 specific testing procedures, they may not contain the date codes necessary to operate in the year 2000. Any failure of these products to perform could result in the delay or cancellation of product orders and the diversion of managerial and technical resources from product development and other business activities to attend to Year 2000 issues. These events could have a material adverse effect on our business, operating results and financial condition.

Contingency Plans. Until the completion of our Year 2000 plan, we do not believe that it is practical to develop comprehensive contingency plans. Even if these plans are completed and implemented in a timely manner they may be insufficient to address any third party failures. We cannot assure you that undetected internal and external Year 2000 issues will not materially impact our business, financial condition, results of operations and cash flows. See "Risk Factors - Our failure and the failure of our key suppliers and customers to be year 2000 compliant could negatively impact our business."


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

Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

   - variations in the timing of orders and shipments of our products;
   - variations in the size of orders by our customers;
   - new product introductions by us or by competitors;
   - delays in introducing cable modems that are CableLabs certified as meeting the Data-Over-Cable Service Interface Specification (DOCSIS);
   - the timing of upgrades of cable plants;
   - variations in capital spending budgets of cable operators;
   - delays in obtaining regulatory approval for commercial deployment of cable modem systems;
   - general economic conditions and economic conditions specific to the cable and electronic data transmission industries;
   - key component shortages or failures from our suppliers in providing necessary materials

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

A variety of factors affect our gross margin, including the following:

   - the sales mix between our headend equipment and cable modems;
   - the sales mix within a product group, proprietary vs. DOCSIS modems
   - the average selling prices of our products;
   - the effectiveness of our cost reduction efforts;
   - the volume of products manufactured;
   - component prices we secure from our vendors, and
   - the distribution channel or customer mix.

In the past we have experienced declines in the average selling price of our cable modems and headends. We expect average sales prices of both our modems and headends will continue to show decreases to meet competitive pressures, especially those pressures related to the introduction of DOCSIS modems. In addition, the sales mix between our headend equipment and modems also affects our gross margin. Sales of our cable modems yield lower gross margins than do sales of our headend equipment. We anticipate that our sales mix will continue to be weighted toward cable modems. As a result, we expect to experience continued downward pressures on our gross margin. If the price declines are not offset by a decline in the costs of manufacturing our cable modems or an increase in sales of higher margin telephone and office cable modems, our gross margin will be adversely affected.

Because of these factors, our operating results in one or more future periods may not meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.


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

We expect the Data-Over-Cable Service Interface Specification, commonly referred to as the DOCSIS standard, to achieve substantial market acceptance in North America. Conformance with the DOCSIS standard is being determined through certification tests performed by CableLabs. We have developed a cable modem that we are in the process of getting CableLabs certified. The continuing evolution of the DOCSIS standard may cause us to incur additional costs associated with making our cable modems compliant with various versions of the standard. On June 24, 1999, CableLabs announced the result of the latest wave of certification for the DOCSIS cable modem. Our DOCSIS cable modem was not certified at this time. We cannot assure you that our DOCSIS cable modems will be CableLabs certified according to our anticipated schedule, or that if certified, that it will meet with market acceptance. Our failure to introduce a CableLabs certified modem could have an adverse affect on revenues and operations. We are in the next round of certification and results should be announced during the first week of September 1999. The results of this announcement could affect the trading price of our stock.

The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telephone companies could require us to redesign current products. Our current products may not be in full compliance with the following relevant standards or standards bodies:

   - Data-Over-Cable Service Interface Specification (DOCSIS);
   - Digital Video Broadcast (DVB);
   - Institute of Electrical and Electronics Engineers (IEEE);
   - Internet Engineering Task Force (IETF); and
   - other relevant standards bodies.

Currently no generally accepted standard for data-over-cable exists outside North America. However, there is a movement by some cable operators in Europe towards a DVB standard. If any standards achieve market acceptance including DVB or other standard and if our products do not comply with them, customers may refuse to purchase our products. Additionally, different implementations of the same specification could slow deployment of our products if these differences cause our products not to be interoperable with other companies' products.

The widespread adoption of DOCSIS, DVB or other standards outside North America could cause aggressive price competition in the cable modem market and result in lower sales of our headend products and lower revenues from licensing of our network management software. Any of these events would adversely affect our gross margin and our operating results.

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

If our product development and enhancements take longer than planned, the availability of products would be delayed. Our future success will depend in part upon our ability to enhance our existing products and to develop and introduce, on a timely basis, new products and features that meet changing customer requirements and emerging industry standards, such as DOCSIS or DVB.

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

The future success of services providing data-over-cable transmission depends upon the ability of cable systems to support two-way communications. Many cable operators are in the process of upgrading, or have announced their intention to upgrade, their cable plants to hybrid fiber coaxial cable, commonly known as HFC in the telecommunications industry. The timing of this upgrade could affect our sales.

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

Today, cable operators and systems integrators purchase cable modems from vendors through direct and indirect sales channels. In North America, if the DOCSIS standard achieves widespread market acceptance, we anticipate that the North American cable modem market will shift to a consumer purchase model. If this occurs, we will sell more of our cable modems directly through consumer sales channels. Our success will be dependent on our ability to market effectively to end users, to establish brand awareness, to set up the required channels of distribution and to have cable operator's reference sell our products. Consequently, we have begun to establish new distribution channels for our cable modems. We may not have the capital required or the necessary personnel, or expertise to develop these distribution channels, which could materially adversely affect our business, operating results and financial condition. To the extent that large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities would provide them with a significant competitive advantage.


The market in which we sell our products is characterized by many competing technologies, and the technology on which our product is based may not compete effectively against other technologies.

The market for high-speed data transmission services has several competing technologies which offer alternative solutions. Technologies which compete with our solution are:

   - telephone company-related wireline technologies such as:
	dial-up (analog modems);
	digital subscriber line, known as DSL , ADSL, among others; integrated services digital network, known as ISDN; and

   - wireless technologies such as:
	local multipoint distribution service, known as LMDS;
	multi-channel multipoint distribution service, commonly known as MMDS; and direct broadcast satellite, commonly known as DBS.

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


Our market is highly competitive and has many more established competitors.

The market for our products is intensely competitive, rapidly evolving and subject to rapid technological change.

Many of our current and potential competitors have been operating longer, have better name recognition, better established business relationships and significantly greater financial, technical, marketing and distribution resources than we do. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new or enhanced products than we do. If we fail to become CableLabs certified in a timely manner, our customers may choose another supplier for CableLabs certified cable modems, and our business, operating results and financial condition could be materially adversely affected.


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

We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have eight issued U.S. patents and several pending patent applications. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to our own. If we do not enforce and protect our intellectual property, our business will be harmed.

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

We compete in for skilled personnel in a labor market where there is a shortage of qualified personnel and salary demands are above the norm. We must be able to continue to recruit and retain personnel, and failure to do so would result in us not meeting our anticipated growth goals.

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

Our business strategy relies to a significant extent on our strategic relationships with other companies. These relationships include:

   - software license arrangements for our network management system;
   - technology licensing agreements for certain products;
   - development and OEM arrangements with certain suppliers for advanced products
   - marketing arrangements with Philips, Siemens, and others; and
   - collaboration agreements with suppliers of routers and headend equipment to ensure the interoperability of our cable modems with these suppliers

These relationships may not be successful because we may not be able to continue to maintain, develop or replace them in the event any of these relationships are terminated. In addition, any failure to renew or extend any licenses between us and any third party may adversely affect our business.


We may not be able to produce sufficient quantities of our products because we depend on third-party manufacturers their suppliers and have limited manufacturing experience.

We contract for the manufacture of cable modems and integrated circuit boards on a turnkey basis. CMC Industries and Sanmina build printed circuit assemblies for our headend products and Celestica manufactures our cable modems. Our future success will depend, in significant part, on our ability to have others manufacture our products cost-effectively, in sufficient volumes and to meet production and delivery schedules. A number of risks are associated with our dependence on third-party manufacturers including:

   - failure to meet our delivery schedules;
   - quality assurance;
   - manufacturing yields and costs;
   - the potential lack of adequate capacity during periods of excess demand;
   - increases in prices and the potential misappropriation of our intellectual property.

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

We do not have any long term supply contracts to ensure sources of supply. If we fail to obtain components in sufficient quantities when required, our business could be harmed. Our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price. Our inability to obtain sufficient quantities of sole-sourced components, or to develop alternative sources for components and/or products would materially adversely affect our business. We rely on several companies including:

   - Broadcom Corp. and Newbridge Networks, Inc., suppliers of modulation, demodulation and MAC components;
   - Atmel Corporation, the fabricator of our semiconductor devices;
   - Virata Limited, a supplier of ATM switches;
   - Hewlett-Packard Company, the supplier of HP Openview software;
   - Wind River Systems, Inc., a supplier of embedded software; and
   - Objectivity, Inc., a supplier of object-oriented database software.

If any of these manufacturers or other sole source suppliers delay or halt production of any of their components, our business, operating results and financial condition could be materially adversely affected.


Our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer.

A relatively small number of customers (which include system integrators) have accounted for a large part of our revenues to date, and we expect that this trend will continue. We expect that our largest customers in the future could be different from our largest customers today due to a variety of factors, including customers' deployment schedules and budget considerations. In addition certain of our system integrators could develop and manufacture products that compete with us and therefore could no longer distribute our products. Because a limited number of cable operators account for a majority of our prospective customers, our future success will depend upon our ability to establish and maintain relationships with these companies. We may not be able to retain our current accounts or to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of households passed are controlled by a relatively small number of cable operators. The loss of one or more of our customers or our inability to successfully develop relationships with other significant cable operators could cause our business to suffer.


We are subject to risks associated with operating in international markets.

We expect that a significant portion of our sales will continue to be in international markets for the foreseeable future. We intend to expand operations in our existing international markets and to enter new international markets, which will demand management attention and financial commitment. In addition, a successful expansion of our international operations and sales in certain markets will require us to develop relationships with international systems integrators and distributors. We may not be able to identify, attract or retain suitable international systems integrators or distributors. We may not be able to successfully expand our international operations.

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

We may not be able to successfully overcome problems encountered with potential acquisitions. In addition, an acquisition could materially adversely affect our operating results by diluting our stockholders' equity, causing us to incur additional debt, or requiring us to amortize acquisition expenses and acquired assets.


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


ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity. Com21 maintains a short-term investment portfolio consisting mainly of government and corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 1999, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Com21 has fixed rate long-term debt of approximately $612,000 as of June 30, 1999, and a hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposures.

PART II:   OTHER INFORMATION

Item 1	Legal Proceedings

	None

Item 2	Changes in Securities and Use of Proceeds

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

      SEC Registration fee                            $ 27,038
      NASD filing fee                                   10,226
      Nasdaq National Market listing fee                17,500
      Printing and engraving expenses                  225,000
      Legal fees and expenses                          340,000
      Accounting fees and expenses                     160,000
      Blue Sky fees and expenses                         5,000
      Transfer Agent and Registrar fees                 10,000
      Miscellaneous                                    105,236
                                                      --------
      Total                                           $900,000
                                                      ========

After deducting the underwriting discounts and commissions and the estimated offering expenses described above, Com21 received net proceeds from the offering of approximately $54,329,600 and the selling stockholders received $11,580,400. As of June 30, 1999, Com21 has used the net proceeds from its public offering of Common Stock to invest in short-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. Com21 has no agreements or commitments with respect to any such acquisition or investments and is not currently engaged in any material negotiations with respect to any such transaction. None of Com21's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Com21 or their associates, persons owning 10% or more of any class of equity securities of the Com21, or an affiliate of Com21.


Item 3	Defaults upon Senior Securities

	None

Item 4	Submission of Matters to a Vote of Security Holders

The following proposals were voted upon by the Company's stockholders at the Annual Stockholders' Meeting held on May 12, 1999:

1. The following persons were elected as directors of the Company to serve until the 2000 Annual Stockholders' Meeting and until their successors are elected and qualified with the votes indicated beside their respective names:

Schedule of votes cast for each director:

                                              Votes For      Votes Withheld
                                              ----------       ----------
      Peter D. Fenner                         18,674,397        128,792
      Paul Baran                              18,674,257        128,932
      C. Richard Kramlich                     18,673,997        129,192
      Jerald L. Kent                          18,672,747        130,442
      Robert C. Hawk                          18,673,997        129,192
      William R. Hearst III                   18,673,297        129,892
      Robert A. Hoff                          18,675,347        127,842
      Robert W. Wilmot                        17,937,528        865,661

2. A proposal to approve and amend the Company's 1998 Stock Option/Stock Issuance Plan to increase the number of shares of common stock authorized for issuance by 1,000,000 shares, from 3,483,446 to 4,483,446 shares was approved by the vote of 11,982,980 shares for; 6,748,604 shares withheld or voted against the proposal; and 71,605 shares abstained.

3. A proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 was approved by the vote of 18,771,186 shares for; 12,173 shares withheld or voted against the proposal; and 19,830 shares abstained.

Item 5	Other Information

	None

Item 6	Exhibits and Reports on Form 8-K.

	a)	Exhibits

		 Exhibit
		 Number		Description
		 27.1		Financial Data Schedule

	b)	Reports on Form 8-K
		None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      Com21, Inc.



Date:   August 9, 1999                  By:      /s/  David L. Robertson
                                               --------------------------
                                                      David L. Robertson
                                                      Chief Financial Officer
                                                      Vice President, Finance