Form 10-Q
period 1999-09-30
COM21 INC
filed 1999-11-15
CIK 945379

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      or

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

                         [X]     Yes     [  ]    No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 21,500,930 as of September 30, 1999.


                                  COM21, INC.
                                     INDEX


PART I: FINANCIAL INFORMATION                                      Page

Item 1  Financial Statements

        Condensed Balance Sheets - September 30, 1999 and
           December 31, 1998                                         3

        Condensed Statements of Operations and Comprehensive Loss
           Three and Nine Month periods ended September 30,
           1999 and 1998                                             4

        Condensed Statements of Cash Flows - Nine Months Ended
           September 30, 1999 and 1998                               5

        Notes to Condensed Financial Statements                      6

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          8

Item 3  Quantitative and Qualitative Disclosures About
        Market Risk                                                 23

PART II: OTHER INFORMATION

Item 1  Legal Proceedings                                           23

Item 2  Changes in Securities and Use of Proceeds                   23

Item 3  Defaults Upon Senior Securities                             24

Item 4  Submission of Matters to a Vote of Security Holders         24

Item 5  Other Information                                           24

Item 6  Exhibits and Reports on Form 8-K                            24

        Signature                                                   25

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

PART I:  FINANCIAL INFORMATION
Item 1   Financial Statements

                                  COM21, INC.
                           CONDENSED BALANCE SHEETS
              (In thousands, except share and par value amounts)
                                  (Unaudited)

                                                     September 30, December 31,
                                                           1999         1998
ASSETS
Current assets:
   Cash and cash equivalents                              $ 35,235    $  7,135
   Short-term investments                                   75,879      58,609
   Accounts receivable                                      14,530       4,834
   Inventories                                               3,063       5,282
   Prepaid expenses and other                                1,974         586
                                                          ---------   ---------
   Total current assets                                    130,681      76,446
Property and equipment, net                                  7,147       6,247
Other assets                                                   256         255
                                                          ---------   ---------
      Total Assets                                        $138,084    $ 82,948
                                                          =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $  7,206    $  4,033
   Accrued compensation and related benefits                 3,483       1,739
   Deferred revenue                                            369         238
   Other current liabilities                                 1,965       1,232
   Current portion of capital lease and debt
      obligations                                              639       1,120
                                                          ---------   ---------
   Total current liabilities                                13,662       8,362
Deferred rent                                                  303         284
Capital lease obligations                                      480         936
                                                          ---------   ---------
Total liabilities                                           14,445       9,582
Stockholders' equity:
   Common stock, $0.001 par value, 40,000,000
   shares authorized; 21,500,930 and 18,685,560
   issued and outstanding at September 30, 1999
   and December 31, 1998                                        22          19
   Additional paid-in capital                              177,982     122,131
   Deferred stock compensation                                 (57)        (82)
   Accumulated deficit                                     (55,014)    (48,699)
   Accumulated other comprehensive income (loss)               706          (3)
                                                          ---------   ---------
      Total stockholders' equity                           123,639      73,366
                                                          ---------   ---------
      Total Liabilities and Stockholders' Equity          $138,084    $ 82,948
                                                          =========   =========



See notes to condensed financial statements.

                                  COM21, INC.
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                          1999      1998       1999      1998
                                       --------- ---------  --------- ---------

Revenues                               $ 25,269  $ 13,686   $ 66,025  $ 29,417
Cost of revenues                         16,316     8,486     40,177    18,940
                                       --------- ---------  --------- ---------
Gross profit                              8,953     5,200     25,848    10,477
                                       --------- ---------  --------- ---------
Operating expenses:
   Research and development               7,728     4,692     21,657    13,362
   Sales and marketing                    4,126     2,615     11,319     6,722
   General and administrative             1,060     1,286      2,856     2,681
                                       --------- ---------  --------- ---------
   Total operating expenses              12,914     8,593     35,832    22,765
                                       --------- ---------  --------- ---------

Loss from operations                     (3,961)   (3,393)    (9,984)  (12,288)
Total other income, net                   1,420       915      3,724     1,388
                                       --------- ---------  --------- ---------
Loss before income taxes                 (2,541)   (2,478)    (6,260)  (10,900)
Provision for income taxes                    0         5         55        14
                                       --------- ---------  --------- ---------
Net loss                                 (2,541)   (2,483)    (6,315)  (10,914)
Other comprehensive income, net of tax:
   Unrealized gain/(loss)on available
   for-sale investments                    (310)        -        709         -
                                       --------- ---------  --------- ---------
Comprehensive loss                     $ (2,851) $ (2,483)  $ (5,606) $(10,914)
                                       ========= =========  ========= =========

Net loss per share, basic and diluted  $  (0.12) $  (0.14)  $  (0.30) $  (1.09)
                                       ========= =========  ========= =========
Shares used in computation, basic
   and diluted                           21,426    18,338     20,732    10,045
                                       ========= =========  ========= =========

See notes to condensed financial statements

                                  COM21, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                             1999        1998
                                                          ---------   ---------
Cash used in operating activities:
   Net loss                                               $ (6,315)   $(10,914)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                          2,897       2,517
      Deferred rent                                             19          33
      Gain on sales and maturities of investments           (1,038)        (27)
   Changes in operating assets and liabilities:
      Accounts receivable                                   (9,696)     (1,968)
      Inventories                                            2,219      (2,791)
      Prepaid expenses and other                            (1,388)       (186)
      Other assets                                              (1)        (53)
      Accounts payable                                       3,173         796
      Accrued compensation and related benefits              1,744         103
      Deferred revenue                                         131         208
      Other current liabilities                                733       2,328
                                                          ---------   ---------
      Net cash used in operating activities                 (7,522)     (9,954)
                                                          ---------   ---------
Cash used in investing activities:
   Purchases of investments, net                          (125,220)    (28,950)
   Proceeds from sale of investment                        109,697       5,057
   Purchases of property and equipment                      (3,772)     (2,294)
                                                          ---------   ---------
      Net cash used in investing activities                (19,295)    (26,187)
                                                          ---------   ---------
Cash flows from financing activities:
   Proceeds from issuance of stock, net                     55,854      62,909
   Repayments under capital lease obligations                 (739)       (792)
   Repayments on debt obligations                             (198)       (384)
                                                          ---------   ---------
      Net cash provided by financing activities             54,917      61,733
                                                          ---------   ---------
Net change in cash and cash equivalents                     28,100      25,592
Cash and cash equivalents at beginning of period             7,135      17,950
                                                          ---------   ---------
Cash and cash equivalents at end of period                $ 35,235    $ 43,542
                                                          =========   =========
Non-cash investing and financing activities:
   Property and equipment acquired under capital lease    $      -    $    675
                                                          =========   =========
   Unrealized gain on available-for-sale investments      $   (709)   $      -
                                                          =========   =========
   Assets acquired through lease financing                $      -    $    215
                                                          =========   =========


See notes to condensed financial statements

                                  COM21, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (Unaudited)

1.  Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Com21's financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-K dated March 10, 1999 as filed with the SEC.

2.  Investments

The fair value and the amortized cost of available-for-sale securities at September 30, 1999 and December 31, 1998 are presented in the tables below (in thousands):

                                                         Unrealized
                                              Amortized Holding Gains   Fair
                                               Cost at   (Losses) at  Value at
                                               9/30/99     9/30/99     9/30/99
                                              ---------   ---------   ---------
Corporate Bonds and Equity Securities         $ 30,073    $    755    $ 30,828
Government Bonds                                45,100         (49)     45,051
                                              ---------   ---------   ---------
Total                                         $ 75,173    $    706    $ 75,879
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

3.  Inventories

Inventories consist of (in thousands):

                                                      September 30, December 31,
                                                             1999        1998
                                                          ---------   ---------
   Raw materials and sub-assemblies                       $    437    $    142
   Work-in-process                                           1,101       1,361
   Finished goods                                            1,525       3,779
                                                          ---------   ---------
                                                          $  3,063    $  5,282
                                                          =========   =========

4.  Stockholders' Equity

Net Loss Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

                                                              Three Months
                                                           Ended September 30,
                                                             1999        1998
                                                          ---------   ---------
   Net Loss (Numerator):
      Net loss, basic and diluted                         $ (2,541)   $ (2,483)
                                                          ---------   ---------
   Shares (Denominator):
      Weighted average common shares outstanding            21,477      18,540
      Weighted average common shares outstanding
         subject to repurchase                                 (51)       (202)
                                                          ---------   ---------
      Shares used in computation, basic and diluted         21,426      18,338
                                                          ---------   ---------
   Net Loss Per Share, Basic and Diluted                  $  (0.12)   $  (0.14)
                                                          =========   =========

                                                               Nine Months
                                                           Ended September 30,
                                                             1999        1998
                                                          ---------   ---------
   Net Loss (Numerator):
      Net loss, basic and diluted                         $ (6,315)   $(10,914)
                                                          ---------   ---------
   Shares (Denominator):
      Weighted average common shares outstanding            20,814      10,293
      Weighted average common shares outstanding
         subject to repurchase                                 (82)       (248)
                                                          ---------   ---------
      Shares used in computation, basic and diluted         20,732      10,045
                                                          ---------   ---------
   Net Loss Per Share, Basic and Diluted                  $  (0.30)   $  (1.09)
                                                          =========   =========

During the three months and nine months ended September 30, 1999 and 1998, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at September 30, 1999: warrants to purchase 25,000 shares of common stock; 36,572 outstanding shares of common stock subject to repurchase; and options to purchase 3,352,295 shares of common stock.

5.  Related Party Transactions

In June 1999, the Company invested $1.0 million in the stock of a customer's initial public offering. Revenue for the third quarter of 1999 and the first nine months of 1999 included sales to this customer of $2.2 million and $7.1 million, respectively. The related accounts receivable balance for this customer at September 30, 1999 was $1.8 million.

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

Overview
Com21, Inc., is a leading global supplier of system solutions for the broadband access market. Our DOCSIS and ATM-based products enable cable operators and service providers to have the ability to deliver high-speed, cost-effective Internet applications to corporate telecommuters, small businesses, home offices and residential users.

We were incorporated in June 1992 and shipped our first product in April 1997. We have sold approximately 268,000 cable modems and over 770 head-ends worldwide.

Results of Operations
Total Revenues - Total revenues increased 85% from $13.7 million in the third quarter of 1998 to $25.3 million in the third quarter of 1999, and increased 124% from $29.4 million for the first nine months of 1998 to $66.0 million for the first nine months of 1999. Our revenue growth was principally due to growth in cable modem revenue over the comparable quarter and nine month period in the prior year. Cable modem sales accounted for 82% of total revenue in the third quarter of 1999 as compared to 63% of total revenue in the third quarter of 1998 and 75% of total revenue for the first nine months of 1999 as compared to 53% for the first nine months of 1998.

The average sales price of all cable modems declined moderately during the third quarter of 1999 as our lower priced DOCSIS (standard compliant modems) products were a greater proportion of total modem related revenue. We anticipate that the average sales price of cable modems will continue to decline during the remainder of 1999. The average sales price of headend equipment also declined moderately in the third quarter of 1999 due principally the mix of product sold. We anticipate that the average sales price of headend equipment will be relatively stable during the remainder of 1999.

During the quarter ended September 30, 1999, international sales accounted for 48% of total revenues, decreasing slightly from the 51% experienced in the third quarter of 1998. During the nine months ended September 30, 1999, international sales accounted for 46% of total revenues, decreasing slightly from the 49% experienced in the first nine months of 1998.

Gross Margins - Gross margins decreased from 38.0% in the third quarter of 1998 to 35.4% in the third quarter of 1999, but increased from 35.6% during the first nine months of 1998 to 39.1% during the first nine months of 1999. The decrease in margins from the third quarter of 1998 to the third quarter of 1999 is primarily due to the mix of product. As noted above cable modem sales accounted for 82% of total revenue in the third quarter of 1999 as compared to 63% of total revenue in the third quarter of 1998. Additionally, revenue from our DOCSIS cable modems became a more significant portion of our total cable modem revenue. Cable modems have lower margins than our other products and our DOCSIS cable modems currently have lower margins than our proprietary cable modems. The increase in margins during the first nine months of 1999 compared to the first nine months of 1998 is primarily a result of our cable modem cost reduction programs partially offset by the product mix shift toward cable modems.

Gross margins decreased sequentially from 39.1% in the second quarter of 1999 to 35.4% in the third quarter of 1999. The decline is primarily related to product mix. Our cable modem products continued to become a greater portion of total revenue increasing from 78% of total revenue in the second quarter of 1999 to 82% of total revenue in the third quarter of 1999 and our DOCSIS cable modems were a greater portion of total cable modem revenue.

During the fourth quarter of 1999 we anticipate both gross profit and gross margin percent to decline from:

Increased sales of our DOCSIS cable modems. As these lower margin modems continue to become a higher percentage of our total revenue, we anticipate our total margin percent will decline. We do not anticipate making significant cost reductions to our DOCSIS modems until late in the first half of 2000.

Price increases of flash memory which is a key component of our cable modems. Due to a worldwide shortage of flash memory, prices for flash memory have increased significantly. In order to fulfill demand for our cable modem products we have made purchases of flash memory on the spot market at a price that is substantially higher than we have experienced in the past. We have initiated relationships with additional suppliers of flash memory and anticipate volume shipments of flash memory from these suppliers during the first quarter of 2000. While we are currently unsure of the exact pricing from these additional suppliers, we anticipate that it will be well below the spot market prices but above the prices that we had experienced early in 1999.

Competitive pricing offered by an increasing number of cable modem suppliers entering the market.

Research and Development - Research and development expenses increased 64.7% from $4.7 million in the third quarter of 1998 to $7.7 million in the third quarter of 1999, and increased 62.1% from $13.4 million during the first nine months of 1998 to $21.7 million during the first nine months of 1999. The increase was attributable to higher costs related primarily to increased consultant and personnel costs. We expect these expenses to increase in absolute dollars in the future as we continue to invest in research and development in our basic products and expand into wireless markets.

Sales and Marketing - Sales and marketing expenses increased 57.8% from $2.6 million in the third quarter of 1998 to $4.1 million in the third quarter of 1999, and increased 68.4% from $6.7 million during the first nine months of 1998 to $11.3 million during the first nine months of 1999. The increase was primarily due to higher costs associated with increased personnel in the sales and marketing organizations and added marketing programs. We expect sales and marketing expenses to continue to increase in absolute dollars in the future as we develop more marketing programs and product channels for our DOCSIS products.

General and Administrative - General and administrative expenses decreased 17.6% from $1.3 million in the third quarter of 1998 to $1.1 million in the third quarter of 1999, but increased 6.5% from $2.7 million during the first nine months of 1998 to $2.9 million during the first nine months of 1999. The decrease from the third quarter of 1998 to the third quarter of 1999 is due to increased spending during the third quarter of 1998 on legal fees partially offset by increased spending on personnel during the third quarter of 1999. The increase from the first nine months of 1998 to the first nine months of 1999 is related to higher personnel related costs partially offset by the increased spending on legal fees during the first nine months of 1998. We expect general and administrative expenses to show a moderate increase in absolute dollars as we continue to add personnel and incur additional costs related to the growth of our business.

Total Other Income, Net - Total other income, net increased from $.9 million in the third quarter of 1998 to $1.4 million in the third quarter of 1999, and increased from $1.4 million during the first nine months of 1998 to $3.7 million during the first nine months of 1999. The increase was attributable to earnings on higher cash balances available during the third quarter and the first nine months of 1999, due primarily to the net cash received of $62.8 million from the initial public offering of common stock in May 1998 and the net cash received of $54.3 million from the secondary offering of common stock in February 1999.

Liquidity and Capital Resources
At September 30, 1999, our cash, cash equivalents and short-term investments were $111.1 million, compared to $65.7 million at December 31, 1998, an increase of $45.4 million. The increase is primarily a result of cash generated from financing activities of $54.9 and unrealized gains on available-for-sale securities of $.7 million. The cash generated from financing activities is largely the result of the $55.9 million in net proceeds received from the public offering of common stock in February 1999 and from the exercise of stock options. These cash in-flows and unrealized gains were partially offset by cash outflows from operating activities of $6.5 million, excluding the gains on sales and maturities and investments of $1.0 million, and cash used in investing in property and equipment of $3.8 million. Our capital requirements primarily relate to the working capital requirements and investments in property and equipment. We have funded operations primarily through public offerings of common stock and private sales of common and preferred stock.

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

Going forward, we may make cash investments or exchange Com21 stock for investments in various companies to secure development resources or access to various product lines. We may also more aggressively pursue market opportunities that leverage our technology platform. These activities if pursued will result in a significant use of cash resources.

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

IT Systems. We conducted a survey of our information technology hardware and software and believe that all Year 2000 non-compliant hardware and software has been upgraded or replaced. We have finished the first three phases of our Year 2000 plan related to our IT Systems and are continuing on with the fourth phase, the monitoring of any additional software. We believe all four phases of the Year 2000 plan related to IT Systems will be completed by late 1999.

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

Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

- key component shortages or failures from our suppliers in providing necessary materials
- delays in introducing cable modems that are CableLabs certified as meeting the Data-Over-Cable Service Interface Specification (DOCSIS);
-  variations in the timing of orders and shipments of our products;
-  variations in the size of orders by our customers;
-  new product introductions by us or by competitors;
-  the timing of upgrades of cable plants;
-  variations in capital spending budgets of cable operators;
- delays in obtaining regulatory approval for commercial deployment of cable modem systems;
- general economic conditions and economic conditions specific to the cable and electronic data transmission industries;

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

A variety of factors affect our gross margin, including the following:

-  the sales mix within a product group, proprietary vs. DOCSIS modems
-  component prices we secure from our vendors,
-  the average selling prices of our products;
-  the effectiveness of our cost reduction efforts;
-  the sales mix between our headend equipment and cable modems;
-  the volume of products manufactured, and
-  the distribution channel or customer mix.

In the past we have experienced declines in the average selling price of our cable modems and headends. We expect average sales prices of both our modems and headends will continue to show decreases to meet competitive pressures, especially those pressures related to the introduction of DOCSIS modems. In addition, the sales mix between our headend equipment and modems also affects our gross margin. Sales of our cable modems yield lower gross margins than do sales of our headend equipment and sales of our DOCSIS cable modems currently yield lower margins than do sales of our proprietary cable modems. We anticipate that our sales mix will continue to be weighted toward cable modems and increasingly toward DOCSIS cable modems. If the price declines are not offset by a decline in the costs of manufacturing our cable modems or an increase in sales of higher margin telephone and office cable modems, our gross margin will be adversely affected.

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

There is currently a worldwide shortage of flash memory, a key component in our cable modems. In order to fulfill demand for our cable modem products we plan on making purchases of flash memory on the spot market at a price that is substantially higher than we have experienced in the past. If we are unable to purchase flash memory at a high enough volume to meet demand, we will be unable to produce enough cable modems to meet our production and delivery schedules. We expect this shortage of flash memory will continue at least through the remainder of 1999.

We do not have any long term supply contracts to ensure sources of supply. If we fail to obtain components in sufficient quantities when required, our business could be harmed. Our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price. Our inability to obtain sufficient quantities of sole-sourced components, or to develop alternative sources for components and/or products would materially adversely affect our business. We rely on several companies including:

- Advanced Micro Devices, Inc., ST Microelectronics, Inc., Hyundai, Inc., suppliers of flash memory;
- Broadcom Corp. and Newbridge Networks, Inc., suppliers of modulation, demodulation and MAC components;
-  Atmel Corporation, the fabricator of our semiconductor devices;
-  Virata Limited, a supplier of ATM switches;
-  Hewlett-Packard Company, the supplier of HP Openview software;
-  Wind River Systems, Inc., a supplier of embedded software; and
-  Objectivity, Inc., a supplier of object-oriented database software.

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

Certain of our current proprietary products are not compatible with products offered by our competitors. Both our proprietary products and our standards based products are subject to evolving industry standards. If our products do not comply with any standard that achieves market acceptance, customers may refuse to purchase our products.

The Data-Over-Cable Service Interface Specification, the DOCSIS standard, has continued to achieve substantial market acceptance in North America. Conformance with the DOCSIS standard is being determined through certification tests performed by CableLabs. On September 2, 1999, CableLabs announced the result of the latest wave of certification for the DOCSIS cable modem. Our DOCSIS cable modem was not certified at this time. During October we submitted cable modems for certification testing by CableLabs with results to be announced during the second week of December 1999. The continuing evolution of the DOCSIS standard may cause us to incur additional costs associated with making our cable modems compliant with various versions of the standard. We cannot assure you that our DOCSIS cable modems will be CableLabs certified according to our anticipated schedule, or that if certified, that it will meet with market acceptance. Our failure to introduce a CableLabs certified modem could have an adverse affect on revenues and operations. The results of this announcement could affect the trading price of our stock.

The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telephone companies could require us to redesign current products. Our current products may not be in full compliance with the following relevant standards:

-  Data-Over-Cable Service Interface Specification (DOCSIS);
-  Digital Video Broadcast (DVB);

There is a movement by some cable operators in Europe towards the DVB standard. If DVB achieves market acceptance customers may refuse to purchase our products. Additionally, different implementations of the same specification could slow deployment of our products if these differences cause our products not to be interoperable with other companies' products.

The widespread adoption of DOCSIS, DVB or other standards outside North America could cause aggressive competition in the cable modem market and result in lower sales of our ComCONTROLLER headend products and lower revenues from licensing of our network management software. Any of these events would adversely affect our gross margin and our operating results.

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

If our product development and enhancements take longer than planned, the availability of products would be delayed. Our future success will depend in part upon our ability to enhance our existing products and to develop and introduce, on a timely basis, new products and features that meet changing customer requirements and evolving and emerging industry standards.

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

-  wireless technologies such as:
	local multipoint distribution service, known as LMDS;
	multi-channel multipoint distribution service, commonly known as MMDS; direct satellite; and orthogonal frequency division multiplexed, commonly known as OFDM.

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

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to retain and motivate high caliber personnel, in addition to attracting new personnel. Competition for qualified personnel in the cable networking equipment and telecommunications industries is intense, especially in the San Francisco Bay Area, and we may not be successful in attracting and retaining such personnel. We expect to add additional personnel in the near future. There may be only a limited number of people with the requisite skills to serve in those positions and it may become increasingly difficult to hire these people. We are actively searching for research and development engineers, who are in short supply. Our business will suffer if we encounter delays in hiring these additional engineers.

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

Our business strategy relies to a significant extent on our strategic relationships with other companies. These relationships include:

-  software license arrangements for our network management system;
-  technology licensing agreements for certain products;
- development and OEM arrangements with certain suppliers for advanced products;
-  marketing arrangements with Philips, Siemens, and others; and
- collaboration agreements with suppliers of routers and headend equipment to ensure the interoperability of our cable modems with these suppliers.

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

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity. Com21 maintains a short-term investment portfolio consisting mainly of government and corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 1999, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Com21 has fixed rate long-term debt of approximately $480,000 as of September 30, 1999, and a hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposures.

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

         SEC Registration fee                    $ 27,038
         NASD filing fee                           10,226
         Nasdaq National Market listing fee        17,500
         Printing and engraving expenses          225,000
         Legal fees and expenses                  340,000
         Accounting fees and expenses             160,000
         Blue Sky fees and expenses                 5,000
         Transfer Agent and Registrar fees         10,000
         Miscellaneous                            105,236
                                                -----------
         Total                                   $900,000

After deducting the underwriting discounts and commissions and the estimated offering expenses described above, Com21 received net proceeds from the offering of approximately $54,329,600 and the selling stockholders received $11,580,400. As of September 30, 1999, Com21 has used the net proceeds from its public offering of Common Stock to invest in short-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. Com21 has no agreements or commitments with respect to any such acquisition or investments and is not currently engaged in any material negotiations with respect to any such transaction. None of Com21's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Com21 or their associates, persons owning 10% or more of any class of equity securities of the Com21, or an affiliate of Com21.

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



			Com21, Inc.



Date:   November 12, 1999                By: /s/ David L. Robertson
                                            ---------------------------
                                                 David L. Robertson
                                                 Chief Financial Officer