Form 10-K
period 1999-12-31
COM21 INC
filed 2000-03-24
CIK 945379

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                   X ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

Indicate by a checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

At February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,379,087,290, based on the last trade price as reported by The Nasdaq National Market. For purposes of this calculation, shares owned by officers, directors, and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

At February 29, 2000, there were 21,816,460 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

Information required by Part III of this Form 10-K is incorporated therein by reference from the Company's definitive Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after December 31, 1999.


                                 COM21, INC.
                                    INDEX

PART I:                                                                   Page

Item 1     Business                                                         3

Item 2     Properties                                                      17

Item 3     Legal Proceedings                                               17

Item 4     Submission of Matters to a Vote of Security Holders             17


PART II:

Item 5     Market for Registrant's Common Equity and Related Stockholder
                Matters                                                    17

Item 6     Selected Consolidated Financial Data.                           17

Item 7     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                  18

Item 7A    Quantitative and Qualitative Disclosures About Market Risk      21

Item 8     Consolidated Financial Statements and Supplementary Data        22

Item 9     Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure                        38

PART III:

Item 10   Directors and Executive Officers of the Registrant               38

Item 11   Executive Compensation                                           38

Item 12   Security Ownership of Certain Beneficial Owners
                and Management                                             38

Item 13   Certain Relationships and Related Transactions                   38

PART IV:

Item 14   Exhibits, Consolidated Financial Statement Schedules, and
                Reports on Form 8-K                                        38

                Exhibit Index                                              39
                Signatures                                                 40




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

PART I
Item 1.  BUSINESS

Com21, Inc., is a leading global supplier of system solutions for the broadband access market. Com21's products enable domestic and international cable operators to provide high-speed, cost-effective Internet access, reduce operating costs, and maximize revenue opportunities in a variety of subscriber markets - including corporate telecommuters, small businesses, and private homes. We develop headend equipment, subscriber cable modems, network management software, and noise containment technologies, all designed to support the ATM, DOCSIS and Digital Video Broadcasting (DVB) industry standards. In 1999, we shipped approximately 360 headend controllers and more than 280,000 cable modems for use in 271 locations worldwide. In the North American market, we sell directly to cable operators such as AT&T BIS, Charter Communications, Cox Communications, Prime Cable, and systems integrators such as HSAnet. Internationally, we sell primarily to systems integrators, who in turn sell to cable operators.

Com21 was incorporated in Delaware in June 1992. Our principal executive offices are located at 750 Tasman Drive, Milpitas, California 95035 and our telephone number at that address is (408) 953-9100. We can also be reached at our Web site http://www.Com21.com.

INDUSTRY BACKGROUND

Internet access devices are expected to continue their rapid growth. The Internet has become a valuable communications tool for businesses and consumers as it facilitates global, real-time interactions, and frees users from the limitations of proprietary standards. The volume of data traffic across communications networks has significantly increased in recent years, due to the proliferation of network-based communications and electronic commerce.

The amount of available content, and the number of users, on the Internet is rapidly increasing. The International Data Corporation (IDC) estimates that the number of World Wide Web pages grew from 18 million in 1995 to 829 million in 1998, and is expected to increase to 7.7 billion by 2002. The number of Web users in the U.S. is expected to increase from approximately 39 million in 1997 to 136 million in 2002. A substantial percentage of worldwide growth is expected to come from Western Europe and Asia, forecasted to grow to approximately 119 million users in 2002. Additionally, IDC estimates that the number of devices accessing the Internet grew from 120 million 1998 to in excess of 515 million by 2002.

In addition to the substantial increase in the sheer volume of Internet users, business and consumer users are intensifying demand for higher-caliber connections that can carry bandwidth-intensive information, such as data, voice, and video. With the increasing importance of communications networks, the demand for bandwidth-intensive information is also rising, so that existing transmission speeds have become less tolerable and can negatively affect business productivity.

Typically, the limiting factor in overall data transmission performance is the last mile of the communications infrastructure between a service provider and a subscriber, known as the "last mile" problem. Cable provides a solution to this "last mile" problem, as cable is widely available, and cable infrastructure currently provides the highest available transmission speed, with peak data transmission speeds of 30 megabits per second and "always-on" availability providing instant access. This has led to the rapid growth in the deployment of Internet access over cable.

In addition to cable operators' data-over-cable services, cable operators are now permitted to add telephony-over-cable to their body of services, due to recent domestic and international regulatory changes. These changes will allow cable operators to compete in the local telephone market.

THE COM21 STRATEGY

As part of its business strategy, Com21's objectives are to:

   Leverage the Cable Modem Platform. We intend to offer a suite of products that will extend our central cable modem platform. These products will support a variety of service offerings, which will enable cable operators to market service packages to different customer segments. Our products will include a basic cable modem for Internet access, and modems that will offer a combination of features, such as voice support, a range of security levels, Web content filtering, and virtual private network (VPN) support. Future products may include a cable modem that will service multi-dwelling units, and residential gateways that will support information appliances, wired and wireless, that will transport voice, data and video.

   Provide Broadband Infrastructure Products and an Integrated, End-to-End Solution. In time, cable operators will require an integrated software and hardware platform, a solution that we currently provide. In addition, we will provide solutions that can support the growing popularity of small node sizes, demonstrated by the increasing deployment of optical fiber in residential areas. We also want to fulfill the demand for broadband solutions that can manage data, voice and video. At the Western Cable Show in December 1999, we introduced headend equipment that can manage both voice and data traffic, designed to meet the DOCSIS 1.1 standard. With our partner TdSoft, we are introducing a voice gateway to the public switched telephone network, allowing cable operators to use our ComUNITY access system to offer voice services.

   Enhance Value to Cable Operators. Another core strategy is to provide product features that enhance the value of cable operators' cable modem deployments over the life of those investments. Cable operators assess the success of investing in a cable modem system by considering not only the initial cost of investing in cable modem equipment, but the service reliability, the overall operating and maintenance expenses, and the service revenues that can be generated. Com21's ComUNITY Access system is designed to enable cable operators to increase revenues by offering up to 16 different cable operator-defined transmission rates, at varying price points, to multiple markets. Com21's DOXport 1010 CableLabs-certified DOCSIS cable modem allows an operator to offer basic subscriber service while the DOXport 5020 Office
Cable Modem has additional networking capabilities to offer value-added services to residential, telecommuting, and small office subscribers.

   Leverage Technology Leadership. One of the factors of Com21's success has been our ability to supply end-to-end broadband communications system with features that support new, revenue generating opportunities for cable operators, and networking advantages. Technological developments in multi-service scheduling optimization, protocol simulation, and application specific integrated circuit (commonly referred to as an ASIC) integration, enable us to offer a scalable system to deliver tiered service levels, VPNs, and low-latency voice and video applications. Moreover, Com21's internal development of a network management system, and high performance, cost-effective radio frequency transmitters/receivers and fast radio frequency switching systems, lowers cable operators' cost of deploying and operating Com21's equipment. Com21 focuses on the development of value-added features for its products, such as its recently announced DOXcontroller DOCSIS 1.1 CMTS, which has been built to provide scalable, high-throughput, low-latency performance for the emerging DOCSIS 1.1 specification, enabling toll-quality telephony-over-cable.

   Offer Standards-Based Cable Modems and Solutions. As the North American cable industry has embraced DOCSIS-compliant products, we have designed our cable modems to meet these specifications. In December 1999, four Com21 cable modems received DOCSIS 1.0 certification from CableLabs. Cable operators want to benefit from the interoperability, and lower product costs, associated with standardized parts. Com21 intends to retain its integral position in the DOCSIS standard development.

Our strategy is to implement these standards and maintain our product differentiation while decreasing costs. We have maintained our product differentiation by providing a robust RF solution, a power-monitoring capability that enables operators to identify problems with signals coming from subscribers' cable modems to a cable plant, and an ASIC that improves filtering and forwarding of downstream data. We are also using the standards-based platform to offer higher value features such as our ComPORTr 5000 Series of Office Cable Modems.

In Europe, the DVB standards are evolving. We currently distribute a third party DVB product, and plan to enter this market in early 2001 with additional DVB products. Additionally, as the EuroDOCSIS standard evolves, we believe we are well positioned to leverage our North American DOCSIS technology to the unique standards of the European market.

   Be a Global Competitor. Our strategy is to be a worldwide supplier because the market for cable modem systems is global. We have distribution agreements with system integrators to service the markets in Europe, Japan, Latin America, South America and the Far East. Our business was approximately 47% international in 1999, 52% in 1998 and 64% in 1997. In 1999, Com21
shipped approximately 360 headend controllers and more than 280,000 modems. Com21 has shipped its systems for use in 122 locations in North America and 149 locations abroad. We have sales and support personnel in Japan, Hong Kong, Latin America, Europe, Canada, and five domestic locations.

   Integrate Toll-Quality Voice. An important market opportunity is the ability to offer products that can carry voice traffic over cable. Com21 intends to integrate toll-quality voice capability into its ComUNITY Access system and its DOCSIS product line. We actively participate, and have been selected as a vendor author, in CableLabs' PacketCable cable telephony initiative. Com21's existing products have been designed with quality of service (QoS) capability to support toll-quality voice transmission over a cable plant.

   Increase Cost Efficiencies. While we intend to continue to seek premium prices for our products, the cable modem market will be characterized by declining prices. As a result, we seek to reduce product costs, particularly with respect to end-user cable modems, with more efficient design, use of standardized components, and our continuous search for better solutions.

PRODUCTS

Com21's current product offerings include the ComUNITY Access system, DOCSIS standards-based cable modems, and the DVB standards-based cable data network solution.

The ComUNITY Access system

   The ATM-based ComUNITY Access system consists of the following:

      ComCONTROLLER Headend Switches. The ComCONTROLLER controls the flow of data communications between the ComPORT modems at a subscriber's site and an external network, such as the Internet or a corporate network. The ComCONTROLLER 2100 Main Chassis is designed with 11 slots and can accommodate interface modules, such as ATM/OC-3, multiple Ethernet, or Fast Ethernet module. The ComCONTROLLER 2000 is designed with 6 slots.

      ComPORT Cable Modems. The ComPORT cable modem family sends and receives data from subscriber's site over coaxial cable. The ComPORT modem uses an Ethernet interface and connects to the PC's Ethernet card or Ethernet hub. The ComPORT 2000 cable modem is a low-profile cable modem that provides high-speed connectivity cost-effectively. The
   ComPORT 1000 cable modem is equipped with an expansion slot. It allows adding modules to enable applications such as virtual private networks
   (VPN) and cable telephony. The ComPORT 5000 Series Office Cable Modem is for the small office/home office market. The ComPORT 5000 is a multi-functional, broadband access solution that integrates the cable modem, a built-in firewall, hub, proxy server, as well as other features.

      Network Management and Provisioning System (NMAPS). The Network Management and Provisioning System is a network management software package that facilitates subscriber provisioning, fault isolation, network configuration, field inventory, auto-discovery and performance for the ComUNITY Access system. The Network Management and Provisioning System provides remote monitoring, remote modem software upgrade, and graphical user interface.

      Return Path Multiplexer (RPM). Com21's Return Path Multiplexer is a high-speed, multiport analog switching device which allows up to eight upstream paths to be connected to a single ComCONTROLLER radio frequency receiver without electrically combining the accumulated noise from the return paths.

      Ingress Noise Blocker (INB). The Ingress Noise Blocker is an external noise filter that is designed to eliminate excessive ingress noise from entering to the headend system. The INB works with two-way, hybrid fiber coax, and coaxial-only cable plants, and attaches to the cable tap outside the subscriber's site.

DOCSIS Standards-Based Cable Modems

   Com21 offers two DOCSIS standards-based cable modems:

      DOXport 101. The DOXport 101 cable modem sends and receives data from the subscriber's home or office over coaxial cable at 40Mbps downstream and 5Mbps upstream. It is CableLabs-Certified to be interoperable with any CableLabs-qualified CMTS (headend system). The DOXport 101 connects to the PC through an Ethernet interface and provides 56-bit DES encryption and supports 16 PCs.

      DOXport 1010. The DOXport 1010 cable modem sends and receives data from the subscriber's home or office over coaxial cable at up to 43Mbps downstream and 10Mbps upstream. It is CableLabs-Certified to be interoperable with any CableLabs-certified CMTS (headend system). The DOXport 1010 connects to the PC through an Ethernet interface and integrates a proprietary wire-speed packet filtering and forwarding ASIC. The DOXport 1010 uses a proprietary noise-tolerant radio frequency tuner. It provides power-level monitoring MIBs and a 56-bit DES encryption and supports 16 PCs.

DVB Standards-Based Cable Data Network Solution

   Com21's DVB solution includes the following products:

      Interactive Network Adaptor (INA). The INA controls the flow of data communications between the Broadband Cable Router located at a subscriber's site and an external network, such as the Internet or a corporate network. The INA complies with the DVB standards, and supports EuroModem and Eurobox specifications. The INA is designed with multiple expansion slots that can accommodate multiple Ethernet or Fast Ethernet interfaces. The INA headend system supports both in-band and out-of-band devices to enable cable modem and set-top-box services from the same system.

      Broadband Cable Router. The Broadband Cable Router sends and receives data from the subscriber's home or office over the coaxial cable at up to 42Mbps downstream and 3Mbps upstream. The Broadband Cable Router EP1027 is compliant with DVB, EuroModem, Eurobox standards and supports QoS. It is additionally equipped with IP routing capability.

Products Under Development

   Com21 has announced and will be offering the following products in 2000:

      ComUNITY VoX Telephony Solution. The ComUNITY VoX Telephony Solution is a suite of products designed to enable cable telephony for cable operators. This solution allows the ComUNITY Access System to provide voice service through a European VSTN switch.

      DOXcontroller Headend Switch. The DOXcontroller headend switch controls the flow of data communications between the DOCSIS-compliant cable modems at a subscriber's site and an external network, such as the Internet or a corporate network. The DOXcontroller is designed to meet the DOCSIS 1.1 specifications.

CUSTOMERS

In 1997, revenues attributable to Philips, 3Com and Siemens accounted for 21%, 16% and 12% of total revenues, respectively. In 1998, revenues attributable to TCI, Philips and Siemens accounted for 24%, 15% and 14% of total revenues, respectively. In 1999, revenues attributable to AT&T BIS/TCI, Philips and Siemens accounted for 20%, 18% and 12% of total revenues, respectively.

MARKETS

Com21's products enable cable operators to serve three primary end-user markets, each of which have widely varying speed, service and pricing requirements.

   Corporate Telecommuter and Remote Office Users. Corporate telecommuters and remote office business users need highly available, high-speed access to corporate intranets and corporate local area networks. These users also must interconnect the local area networks among their various offices. Such offices may be collocated, in a large campus, for example, or widely dispersed, in the case of sales offices and telecommuters. Connections to a central telephone PBX, rapid two-way transfer of large data files, desktop video conferencing, security, and reliability exemplify the services that business users may require. Users in this segment of subscribers are generally willing to pay a premium for highly reliable, high-speed service with advanced features.

   Small Office/Home Office (SOHO) Users. Small offices and home office businesses increasingly find the Internet an efficient and cost-effective means of communicating and processing transactions with customers and suppliers. Com21 believes these businesses require medium-to-high speed Internet access that is reliable and always available. SOHO users may have a local area network to connect to cable modem services, and may require routing in order to connect multiple terminals. These businesses may also require desktop video conferencing capability, and connectivity with other businesses. Because these requirements may be critical to running their business, there is population of SOHO users who are willing to pay more for higher-quality, secure, reliable service than are residential consumer Internet users.

   Residential Consumer Internet Users. Residential consumer Internet users generally only require a connection to their Internet service provider (ISP), without the same level of security and reliability required by business and SOHO users. Frequent users desire medium-to-high speed access to the Internet for Web browsing and downloading of multimedia applications and files. Occasional users require low-to-medium speed Internet access on a limited basis for Web browsing, e-mail and on-line services. Frequent users are generally willing to pay a slight premium for higher speed.

MANUFACTURING

Com21 tests and assembles its headend controller equipment in its Milpitas, California facility. We outsource printed circuit board assemblies on a turnkey basis and perform final integration and burn-in on-site. Com21 configures the headend equipment and the network management and provisioning software prior to customer shipment.

Com21 outsources turnkey manufacturing of our cable modems to a contract manufacturer in Monterrey, Mexico. With this contract manufacturer, Com21 has developed and implemented a series of product test methodologies, quality standards and process control parameters. During 2000, Com21 set up production with a second contract manufacturer located in Malaysia. This move has enabled us to ensure a continuous supply of modems, reducing susceptibility to plant disruption problems. We believe that employing turnkey manufacturers enables us to meet anticipated manufacturing needs and reduce the cost of product procurement. Additionally, we employ an OEM manufacturer in Taiwan to supply one of our cable modem products.

We believe our current manufacturing capabilities can accommodate our requirements through the end of 2000. Warranty and repair support is performed at our Milpitas facility. Com21 received ISO 9001 certification in December 1998.

MARKETING AND SALES

   Marketing. Domestically, we have targeted our marketing efforts primarily at cable operators. There is a limited number of cable operators in the domestic cable industry. A cable operator's internal technical experts typically influence purchasing decisions. The objective of our direct marketing activities is to reach these technical experts, raise product awareness and gain credibility for Com21's systems within the cable operator community. Activities with local cable operators are jointly managed to accelerate cable modem service penetration. We anticipate that some portion of the DOCSIS cable modem market will begin to shift into consumer purchasing channels in 2000, and have expanded marketing resources to build consumer channels and build Com21 brand awareness.

Internationally, we have focused our marketing efforts on supporting our systems integration partners' marketing programs. We plan to increase our international marketing efforts in new markets in Asia, South America, and Europe, as certain markets become deregulated and the Internet usage grows in those regions.

   Sales. We have a sales force of 23 people in 5 North American locations and 7 locations abroad. Currently, Com21 sells its products in North America primarily through direct sales channels to cable operators. Overseas, we sell our products primarily to systems integrators, who resell our products to cable operators. Com21's two largest systems integrators are Philips and Siemens, both of whom have a strong presence in many markets. Com21's systems integrators have established customer bases and relationships with cable operators. These relationships allow Com21 to market and create brand awareness within each region by selling locally into their respective markets, and the local presence of the systems integrators bridges cultural and communication gaps.

RESEARCH AND DEVELOPMENT

Com21 has focused its research and development efforts on increasing the scalability and performance of its current products, reducing the cable operator's cost of ownership, enhancing value-added services for subscribers, reducing costs, and supporting emerging cable modem standards.

Our research and development expenditures were $13.5 million in 1997, $19.9 million in 1998 and $29.8 million in 1999. Research and development expenses primarily consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development of our products and technology. As of December 31, 1999, Com21 had a team of 87 engineers with expertise in ASIC design and electronics, encryption, radio frequency modulation and demodulation, digital electronics design, networking, embedded software, and network management. During 1999, Com21 opened a research center in Cork, Ireland. This team of engineers will be focused primarily on research and development of products for the European market.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

Com21 believes that successful long-term relationships with its customers require a service organization committed to customer satisfaction. As of December 31, 1999, Com21 had 32 technical support employees. Com21 makes available to all new customers a five-day training course prior to receiving and installing a system. Customer personnel are trained in the installation, maintenance and operation of Com21 products.

In North America, Com21 provides direct support by telephone and at the customers' locations. Com21 supplies support 24 hours a day, seven days a week. Internationally, systems integrators provide first level support, and Com21 provides second level support. Com21 maintains a customer call tracking system that captures and monitors service activities. Com21 is able to identify problems with a customer's ComUNITY Access system through a dialup analog modem connection and a Web-based management interface.

During 1999, Com21 opened a customer service center in The Netherlands. Through this facility we are able respond to and service our European customer base in a timely manner.

COMPETITION

The markets for Com21's products are intensely competitive, rapidly evolving, and subject to rapid technological change. The principal competitive factors in these markets are likely to include product performance and features, reliability, technical support and service, relationships with cable operators and systems integrators, compliance with industry standards, interoperability with the products of other suppliers, sales and distribution capabilities, strength of brand name, price, long-term cost of ownership to cable operators and general industry and economic conditions. Com21's current and potential competitors include 3Com, Cisco Systems, Motorola, Nortel Networks, RCA/Thompson, Samsung Electronics Company, Terayon Communication Systems and Toshiba.

BACKLOG

Our backlog on February 29, 2000 was approximately $23.5 million compared with an approximate backlog of $12.2 million at February 28, 1999. We only include in our backlog orders that have been confirmed with a purchase order for products to be shipped to customers with approved credit status. Because delivery schedules are always subject to change, and orders are subject to being cancelled, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

INETELLECTUAL PROPERTY

Com21 relies on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights. These measures afford only limited protection. Com21 currently has eleven issued U.S. patents and several pending patent applications.

EMPLOYEES

As of December 31, 1999, Com21 had a total of 223 full-time employees. Of the total number of employees, 87 were in research and development, 54 in marketing and technical support, 28 in operations, 23 in sales and 31 in administration. Com21's employees are not represented by any collective bargaining agreement with respect to their employment by Com21, and Com21 has never experienced an organized work stoppage.

RISK FACTORS

You should carefully consider the risks described below before making a decision to invest in Com21. You may lose all or part of you investment. The risks and uncertainties described below are not the only ones facing our company.

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

Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

- key component shortages or failures from our suppliers in providing necessary materials;
- delays in introducing standards based products that are certified as meeting the specifications of various approval organizations;
-  variations in the timing of orders and shipments of our products;
-  variations in the size of orders by our customers;
-  new product introductions by us or by competitors;
-  the timing of upgrades of cable plants;
-  variations in capital spending budgets of cable operators;
- delays in obtaining regulatory approval for commercial deployment of cable modem systems; and
- general economic conditions and economic conditions specific to the cable and electronic data transmission industries.

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

A variety of factors affect our gross margin, including the following:

-  the sales mix within a product group, e.g. proprietary vs. DOCSIS modems;
-  component prices we secure from our vendors;
-  the average selling prices of our products;
-  the effectiveness of our cost reduction efforts;
-  the sales mix between our headend equipment and cable modems;
-  the volume of products manufactured; and
-  the distribution channel or customer mix.

In the past we have experienced declines in the average selling price of our cable modems and headend equipment. We expect average sales prices of our modems and headend equipment will continue to show decreases to meet competitive pressures, especially those pressures related to the introduction of DOCSIS and other standard based modems. In addition, the sales mix between our headend equipment and modems also affects our gross margin. Sales of our cable modems yield lower gross margins than do sales of our headend equipment, and sales of our DOCSIS cable modems currently yield lower margins than do sales of our proprietary cable modems. We anticipate that our sales mix will continue to be weighted toward cable modems during 2000 and increasingly toward DOCSIS cable modems. If the price declines are not offset by a decline in the costs of manufacturing our cable modems or an increase in sales of higher margin telephone and office cable modems, our gross margin will be adversely affected.

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

We are currently experiencing shortages of certain key components for are modems and headend equipment. In order to fulfill demand for our products we have made purchases of these components on the spot market at a price that is higher than we have experienced in the past. If we are unable to purchase these key components at a high enough volume to meet demand, we will be unable to produce enough cable modems and headend equipment to meet our production and delivery schedules.

We do not have any long term supply contracts to ensure sources of supply. If we fail to obtain components in sufficient quantities when required, our business could be harmed. Our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price. Our inability to obtain sufficient quantities of sole-sourced components, or to develop alternative sources for components and/or products would materially adversely affect our business. Additionally, we currently have relationships with third parties to OEM certain cable modem products. If these relationships are not maintained or are terminated and the supply of these OEM products is halted, our business may be adversely affected.

If any manufacturers or other sole source suppliers delay or halt production of any of their components, our business, operating results and financial condition could be materially adversely affected.

COMPETITION FOR QUALIFIED PERSONNEL IN THE CABLE NETWORKING EQUIPMENT AND TELECOMMUNICATIONS INDUSTRIES IS INTENSE, AND WE MAY NOT BE SUCCESSFUL IN ATTRACTING AND RETAINING THESE PERSONNEL.

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to retain and motivate high caliber personnel, in addition to attracting new personnel. Competition for qualified personnel in the cable networking equipment and telecommunications industries is extremely intense, especially in the San Francisco Bay Area, and we may not be successful in attracting and retaining such personnel. We expect to add additional personnel in the near future. There may be only a limited number of people with the requisite skills to serve in those positions and it may become increasingly difficult to hire these people. We are actively searching for research and development engineers, who are in short supply. Our business will suffer if we encounter delays in hiring additional engineers.

In response to the intense competition for qualified personnel in the San Francisco Bay Area, we have opened up a research facility in Ireland and a customer service center in The Netherlands and may set up additional centers in remote locations. If we are unable to effectively manage and coordinate these development and customer service activities in these widely dispersed areas our business may be adversely affected.

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

WE HAVE A SHORT OPERATING HISTORY, HAVE INCURRED NET LOSSES SINCE OUR INCEPTION AND EXPECT FUTURE LOSSES.

We did not commence product shipments until April 1997. As a result, we have only a limited operating history upon which you may evaluate our prospects or us. We have incurred net losses since inception and expect to continue to operate at a loss through at least fiscal 2000. To achieve profitable operations on a continuing basis, we must successfully design, develop, test, manufacture, introduce, market and distribute our products on a broad commercial basis.

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

WE MAY NOT BE ABLE TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE WE DEPEND ON THIRD-PARTY MANUFACTURERS, THEIR SUPPLIERS AND OEM SUPPLIERS AND HAVE LIMITED MANUFACTURING EXPERIENCE.

We contract for the manufacture of cable modems and integrated circuit boards on a turnkey basis. Our future success will depend, in significant part, on our ability to have others manufacture our products cost-effectively, in sufficient volumes and to meet production and delivery schedules. A number of risks are associated with our dependence on third-party manufacturers including:

-  failure to meet our delivery schedules;
-  quality assurance;
-  manufacturing yields and costs;
- the potential lack of adequate capacity during periods of excess demand;
-  difficulty in planning mix of units to be produced by manufacturer;
- increases in prices and the potential misappropriation of our intellectual property.

Any manufacturing disruption could impair our ability to fulfill orders. We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We may experience manufacturing or supply problems in the future. We are dependent on our manufacturers to secure components at favorable prices, but we may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. Any such difficulties could harm our relationships with customers.

BOTH OUR PROPRIETARY PRODUCTS AND OUR STANDARDS BASED PRODUCTS ARE SUBJECT TO EVOLVING INDUSTRY STANDARDS. IF OUR PRODUCTS DO NOT COMPLY WITH ANY STANDARD THAT ACHIEVES MARKET ACCEPTANCE, CUSTOMERS MAY REFUSE TO PURCHASE OUR PRODUCTS.

The DOCSIS standard has achieved substantial market acceptance in North America. Conformance with the DOCSIS standard is being determined through certification tests performed by CableLabs. On December 9, 1999 CableLabs certified two models of our DOXport cable modem product line representing four modems for use with DOCSIS cable networks. As we continue to enhance current DOCSIS products and develop new products and as the evolution of the DOCSIS standard continues we may incur additional costs associated with making our cable modems compliant with various versions of the DOCSIS standard. Additionally, we cannot assure you that future enhancements or new DOCSIS product offerings will be CableLabs certified according to our anticipated schedule, or that if certified, will meet with market acceptance.

The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telephone companies could require us to redesign current products.

There is movement by some cable operators in Europe towards either a DVB or EuroDOCSIS standard. We currently have DVB products that we OEM from a third party supplier, but we cannot assure you that our DVB products will meet the evolving DVB specifications. Additionally, we cannot assure you that if a EuroDOCSIS standard obtains widespread acceptance we will be able to design and produce a EuroDOCSIS modem that meets EuroDOCSIS specifications.

The widespread adoption of DOCSIS, DVB, EuroDOCSIS or other standards outside North America could cause aggressive competition in the cable modem market and result in lower sales of our proprietary headend products and lower revenues from licensing of our network management software. Any of these events would adversely affect our gross margin and our operating results.

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

WE RELY ON INDIRECT DISTRIBUTION CHANNELS FOR OUR PRODUCTS AND NEED TO DEVELOP ADDITIONAL DISTRIBUTION CHANNELS.

Today, cable operators and systems integrators purchase cable modems from vendors through direct and indirect sales channels. In North America, due to the DOCSIS standard achieving widespread market acceptance, we anticipate that the North American cable modem market will shift to a consumer purchase model. If this occurs, we will sell more of our cable modems directly through consumer sales channels. Our success will be dependent on our ability to market effectively to end users, to establish brand awareness, to set up the required channels of distribution and to have cable operator's reference sell our products. Consequently, we have begun to establish new distribution channels for our cable modems. We may not have the capital required or the necessary personnel, or expertise to develop these distribution channels, which could materially adversely affect our business, operating results and financial condition. To the extent that large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities would provide them with a significant competitive advantage.

THE MARKET IN WHICH WE SELL OUR PRODUCTS IS CHARACTERIZED BY MANY COMPETING TECHNOLOGIES, AND THE TECHNOLOGY ON WHICH OUR PRODUCT IS BASED MAY NOT COMPETE EFFECTIVELY AGAINST OTHER TECHNOLOGIES.

The market for high-speed data transmission services has several competing technologies which offer alternative solutions. Technologies which compete with our solution are:

-  telephone company-related wireline technologies such as:
	dial-up (analog modems);
	digital subscriber line, known as DSL , ADSL, among others; and integrated services digital network, known as ISDN.

-  wireless technologies such as:
	local multipoint distribution service, known as LMDS;
	multi-channel multipoint distribution service, commonly known as MMDS; direct satellite.

-  fiber optic technologies such as:
	fiber to a residence; and
	fiber to a multi-dwelling unit.

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

Many of our current and potential competitors have been operating longer, have better name recognition, more established business relationships and significantly greater financial, technical, marketing and distribution resources than we do. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new or enhanced products than we do.

THE SALES CYCLE FOR OUR PRODUCTS IS LENGTHY.

The sales cycle associated with our products is typically lengthy, generally lasting from three to six months. Our customers, typically, conduct significant technical evaluations of competing technologies prior to the commitment of capital and other resources. In addition, purchasing decisions may be delayed because of our customers' internal budget approval procedures. Sales are generally subject to customer trials, which typically last three months. Because of the lengthy sales cycle and the large size of customers' orders, if orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could suffer.

WE MUST REDUCE THE COST OF OUR CABLE MODEMS TO REMAIN COMPETITIVE.

Certain of our competitors' cable modems are priced lower than our cable modems. As headend equipment becomes more widely deployed, the price of cable modems and related equipment will continue to decline. In particular, the adoption of industry standards, such as the DOCSIS standard in North America, has caused increased price competition for cable modems.

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

The results of any litigation matter are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to halt the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. Licenses may not be available from any third party that asserts intellectual property claims against us, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. There can be no assurance that we would be able to successfully resolve legal disputes in the future.

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

We compete for skilled personnel in a labor market where there is a shortage of qualified personnel and salary demands are above the norm. We must be able to continue to recruit and retain personnel, and failure to do so would result in us not meeting our anticipated growth goals.

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

WE DEPEND ON STRATEGIC RELATIONSHIPS.

Our business strategy relies to a significant extent on our strategic relationships with other companies. These relationships include:

-  software license arrangements for our network management system;
-  technology licensing agreements for certain products;
- development and OEM arrangements with certain suppliers for advanced products;
-  marketing arrangements with system integrators, and others; and
- collaboration agreements with suppliers of routers and headend equipment to ensure the interoperability of our cable modems with these suppliers.

These relationships may not be successful because we may not be able to continue to maintain, develop or replace them in the event any of these relationships are terminated. In addition, any failure to renew or extend any licenses between any third party and us may adversely affect our business.

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER.

A relatively small number of customers (which include system integrators) have accounted for a large part of our revenues to date, and we expect that this trend will continue. We expect that our largest customers in the future could be different from our largest customers today due to a variety of factors, including customers' deployment schedules and budget considerations. In addition, certain of our system integrators could develop and manufacture products that compete with us and therefore could no longer distribute our products. Because a limited number of cable operators account for a majority of our prospective customers, our future success will depend upon our ability to establish and maintain relationships with these companies. We may not be able to retain our current accounts or to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of households passed are controlled by a relatively small number of cable operators. The loss of one or more of our customers or our inability to successfully develop relationships with other significant cable operators could cause our business to suffer.

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

Future international activity may result in sales denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our operating results. Any of these factors could materially and adversely affect our business, operating results and financial condition.

WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH ACQUISITIONS.

We continually evaluate strategic acquisitions of other businesses. If we were to consummate an acquisition, we would be subject to a number of risks, including:

-  difficulty in assimilating the acquired operations and personnel;
-  limits on our ability to retain the acquired subscribers;
- risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
-  disruption of our ongoing business; and
- limits on our ability to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies.

We may not be able to successfully overcome problems encountered with potential acquisitions. In addition, an acquisition could materially adversely affect our operating results by diluting our stockholders' equity, causing us to incur additional debt, or requiring us to amortize acquisition expenses and acquired assets.

WE FACE RISKS FROM THE UNCERTAINTIES OF THE INTERNET.

There are currently few laws or regulations that apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation in any country where we operate, on such technology as voice over the Internet, encryption technology and access charges for Internet service providers. The adoption of such measures could decrease demand for our products, and at the same time increase our cost of selling our products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on our business, operating results and financial condition.

THE INDUSTRY IN WHICH WE COMPETE IS SUBJECT TO CONSOLIDATION.

There has been a trend toward industry consolidation for several years, which has continued through fiscal 1999. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide increasingly stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results and financial condition. Additionally we believe that industry consolidation may lead to fewer larger possible customers. If we are unable to maintain our current customers or secure additional customers our business could be adversely affected.

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

THE LOCATION OF OUR FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKES AND OR OTHER NATURAL DISASTERS.

Our corporate headquarters, including most of our research and development operations and our in-house manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster in the Silicon Valley, such as an earthquake, could have a material adverse impact on our business, financial condition and operating results.

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

Additionally, we may choose to structure acquisitions or other transactions by issuing additional Com21 common stock that would have a dilutive affect on the common stock currently outstanding. Although we anticipate these types of transactions will increase the overall value of Com21, Inc., they may have an adverse affect on the market price of our common stock.

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, ARE DIFFICULT TO PREDICT AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN THE FORWARD-LOOKING STATEMENTS.

This Form 10-K contains forward-looking statements that have been made under the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs, and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Form 10-K. We undertake no obligation to update these statements or publicly release the result of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 2. PROPERTIES

Com21 leases approximately 71,000 square feet of administrative, research and development, and manufacturing facilities in Milpitas, California and is currently evaluating the need for additional space as we expect to see continued headcount growth in 2000. We believe that future growth can be accommodated by obtaining the necessary additional space. Com21 also leases three sales offices, in Denver, Colorado, Atlanta, Georgia, and Rotterdam, The Netherlands.

Item 3. LEGAL PROCEEDINGS

	None.

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

                 1999                              High        Low
            --------------                      ---------   ---------
            First quarter                        $29.94      $20.50
            Second quarter                       $35.50      $15.13
            Third quarter                        $20.25      $12.38
            Fourth quarter                       $29.00      $11.69

                 1998                              High        Low
            --------------                      ---------   ---------
            Second quarter
            (Beginning May 22, 1998)             $23.75      $12.87
            Third quarter                        $24.87      $ 8.37
            Fourth quarter                       $22.75      $11.50

Com21 has never declared, or paid, any cash dividends on its Common Stock.

Item 6. CONSOLIDATED SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years in the three-year period ended December 31, 1999, and the consolidated balance sheet data at December 31, 1998 and 1999, are derived from consolidated financial statements which are included in this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future. (Amounts in thousands)

                                           Years Ended December 31,
                              ------------------------------------------------
                              1995      1996      1997      1998      1999
                              --------  --------  --------  --------  --------
Consolidated Statement of
Operations Data:
Total revenues                $      -  $  1,000  $ 15,649  $ 48,114  $ 95,743
Cost of total revenues               -         -     8,372    29,573    60,918
                              --------  --------  --------  --------  --------
   Gross profit                      -     1,000     7,277    18,541    34,825
                              --------  --------  --------  --------  --------
Operating expenses:
   Research and development      5,233    12,395    13,481    19,936    29,821
   Sales and marketing             770     1,970     5,277    10,273    16,250
   General and administrative      919     1,548     1,782     3,871     4,120
                              --------  --------  --------  --------  --------
   Total operating expenses      6,922    15,913    20,540    34,080    50,191
Loss from operations            (6,922)  (14,913)  (13,263)  (15,539)  (15,366)
Total other income, net            257       447       229     2,190     5,104
                              --------  --------  --------  --------  --------
Loss before income taxes        (6,665)  (14,466)  (13,034)  (13,349)  (10,262)
Income taxes                         1         5        21        14        55
                              --------  --------  --------  --------  --------
      Net loss                $ (6,666) $(14,471) $(13,055) $(13,363) $(10,317)
                              ========  ========  ========  ========  ========
Net loss per share, basic
and diluted                   $  (3.53) $  (7.64) $  (6.15) $  (1.10) $  (0.49)
                              ========  ========  ========  ========  ========
Shares used in computation,
basic and diluted                1,887     1,894     2,124    12,150    20,932
                              ========  ========  ========  ========  ========
                                                 December 31,
                              ------------------------------------------------
                                1995      1996      1997      1998      1999
                              --------  --------  --------  --------  --------
Consolidated Balance Sheet Data:
Cash, cash equivalents
and short-term investments    $  3,273  $ 12,427  $ 17,950  $ 65,744  $106,023
Working capital                  2,328     9,097    19,523    68,084   112,233
Total assets                     4,606    17,036    31,573    82,948   141,166
Long-term obligations              275     1,292     1,508       936       345
Total stockholders' equity       3,288    12,056    23,283    73,366   120,078

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Com21's consolidated financial statements and notes to consolidated financial statements. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

   Total Revenues. Total revenues increased by 99% to $95.7 million in 1999 as compared to $48.1 million in 1998. Our revenue growth was principally due to growth in cable modem revenue over the prior year. Unit sales of all our cable modem products increased 262% from 1998, as we experienced strong demand for our ATM and DOCSIS cable modems. Revenues associated with our headend products and network management software remained consistent with the prior year as we continued to expand our presence in North America, Europe, Asia and Latin America. Cable modem sales accounted for 78% of total revenue in 1999 as compared to 56% of total revenue in 1998. The average sales price of all cable modems declined during 1999 as expected. Our prices decreased due to planned price reductions to meet pricing pressures from competitors and the introduction of our lower priced DOCSIS products. We anticipate that the average sales price of modems will continue to decline during 2000. The average sales price of our headend equipment also declined during 1999 due to planned price reductions and mix of product sold. We anticipate continued pricing pressure on our headend equipment and declines in our average sales price of headend products.

Total revenues increased by 207% to $48.1 million in 1998 as compared to $15.6 million in 1997. Our 1998 revenue growth was principally due to growth in cable modem and headend equipment revenue. We began product shipments during April 1997 and the volume of cable modems and headend product shipments increased significantly during 1998, our first full year of product revenue. Cable modem sales accounted for 56% of total revenue in 1998 as compared to 32% of total revenue in 1997. The average sales price of our cable modems declined during 1998 as expected. Our prices decreased primarily due to increased price competition. The average sales price of our headend equipment increased moderately during 1998 primarily due to the mix of product sold.

   Gross Margins. Gross margins decreased to 36% in 1999 from 39% in 1998. The decrease in margins is due primarily to the following:

      During the fourth quarter of 1998, we recognized $1.0 million from a one-time recognition of deferred revenue resulting from the expiration of a licensing agreement which led to a corresponding increase of $1.0 million to our gross margin for the period. During 1999, we had no such one-time increases to our revenues or gross margin.

      As noted above, the product mix shifted from 1998 to 1999, becoming more heavily weighted toward cable modems. Cable modems have lower margins than our other products. This shift toward cable modems was partially offset by an increase to our cable modem margins from 1998 to 1999, as our cost reduction programs outpaced the declines in our average sales prices.

Gross margins decreased to 39% in 1998 from 47% in 1997. The decrease in gross margin in 1998 was primarily attributable to an increase in sales of cable modems as a percentage of total product sales and a shift away from our higher margin software products, offset in part by the non-recurring revenue of $1.0 million of deferred revenue resulting from the expiration of a licensing agreement at December 31, 1998.

During 2000 we anticipate continued margin pressure from the following:

      Increased sales of our DOCSIS cable modems. As these lower margin modems continue to become a higher percentage of our total revenue, we anticipate our total margin percentage will decline. We do not anticipate making significant cost reductions to our DOCSIS modems until the second half of 2000.

      Competitive pricing offered by an increasing number of cable modem suppliers entering the market. As the industry continues to move toward standardization of technology we anticipate increased pricing pressure.

   Research and Development. Research and development expenses increased 50% to $29.8 million in 1999 from $19.9 million in 1998. The increase in 1999 is primarily due to increased consulting and personnel related expenses related to product development. During 2000 we anticipate that research and development expenses will increase in absolute dollars as we continue investing in our product development activities.

Research and development expenses increased 48% to $19.9 million in 1998 from $13.5 million in 1997 as a result of increased personnel in our research and development organization associated with product development.

   Sales and Marketing. Sales and marketing expenses increased 58% to $16.3 million in 1999 from $10.3 million in 1998. The increase in 1999 is primarily due to higher costs associated with increased personnel in sales and marketing organizations. We increased sales personnel internationally strengthening our sales presence in Europe, Asia and Latin America, as well as domestically. We also increased our customer service personnel to support the growth of our installed base of equipment and help manage our growing number of customers. We added personnel to our marketing department as we expanded our marketing programs both domestically and internationally. During 2000, we expect sales and marketing expenses to increase in absolute dollars as we continue to increase our international sales presence and develop additional marketing programs and product channels for our DOCSIS and DVB products.

Sales and marketing expenses increased 95% to $10.3 million in 1998 from $5.3 million in 1997. The increase in 1998 is primarily due to higher costs associated with increased personnel in sales and marketing organizations. As 1998 was the first full year of product sales, we experienced increased selling efforts including travel expenses, trade shows, print advertising, public relations and promotional costs.

   General and Administrative. General and administrative expenses increased 6% to $4.1 million in 1999 from $3.9 million in 1998. The increase is primarily attributable to increased personnel in our finance and administrative organization. This was offset by a decline in our legal fees associated with patent litigation which was settled in January 1999. We expect that our general and administrative expenses will continue to increase in absolute dollars to support the activities of our growing company.

General and administrative expenses increased 117% to $3.9 million in 1998 from $1.8 million in 1997. The increase is primarily attributable to increased personnel in our finance and administrative organization as well as increased legal fees associated with patent litigation which was settled in January 1999 and increased professional fees associated with operation as a public company.

   Total Other Income, Net. Total other income, net increased to $5.1 million in 1999 from $2.2 million in 1998. The increase was attributable to earnings on higher average cash and investment balances during 1999 resulting from the net cash received of $62.8 million from the initial public offering of common stock in May 1998 and the net cash received of $54.3 million from the secondary offering of common stock in February 1999.

Total other income, net increased to $2.2 million in 1998 from $229,000 in 1997. The increase was attributable to earnings on higher average cash and investment balances available during 1998, resulting from the net cash received of $62.8 million from the initial public offering of common stock in May 1998.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1999, our cash, cash equivalents and short-term investments were $106.0 million, compared to $65.7 million at December 31, 1998, an increase of $40.3 million. The increase is primarily a result of cash generated from financing activities of $55.6 million largely resulting from $56.8 million in net proceeds received from the public offering of common stock in February 1999 and the exercise of stock options. These cash inflows were partially offset by cash outflows from operating activities of $11.2 million and cash used for investing in property and equipment of $5.7 million as well as net investment purchases of $29.2 million. The cash outflows from operating activities were primarily due to an increase in accounts receivable of $14.4 million and the $10.3 million net loss for the year offset by an increase to accounts payable of $8.8 million and an increase to accrued compensation and other current liabilities of $3.6 million. Our capital requirements primarily relate to the working capital requirements and investments in property and equipment. We have funded operations primarily through public offerings of common stock and private sales of common and preferred stock.

Net cash used in operating activities in 1998 was $11.1 million and resulted primarily from a net loss of $13.4 million and the increase of $2.6 million in inventories, offset in part by a total increase of $2.7 million in accounts payable, accrued compensation and other current liabilities and $3.5 million in depreciation and amortization expenses. Cash used in investing activities in 1998 of $61.6 million consisted of $3.7 million in capital expenditures primarily to support product development and manufacturing activities and net purchases of investments of $57.9 million. Cash flows from financing activities in 1998 consisted primarily of net proceeds of $62.8 million from the issuance of common stock in our initial public offering and $648,000 from the sale of common stock under our 1998 Employee Stock Purchase Plan and upon exercise of stock options.

Net cash used in operating activities in 1997 was $16.1 million and resulted primarily from a net loss of $13.1 million and the increase of $5.0 million and $2.6 million in total accounts receivable and inventories, respectively, offset in part by a total increase of $2.4 million in accounts payable, accrued compensation and other current liabilities and $2.2 million in depreciation and amortization expenses. Cash used in investing activities in 1997 consisted of $2.1 million in capital expenditures primarily to support product development and manufacturing activities. Cash flows from financing activities in 1997 consisted primarily of net proceeds of $23.7 million from the issuance of Series E Preferred Stock and Series G Preferred Stock and $530,000 from the sale of common stock upon exercise of stock options.

Other than capital and operating lease commitments, we have no material commitments for capital expenditures. However, we anticipate an increase in capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. We intend to establish additional sales, customer service and research offices and lease additional space, which will require us to commit to additional lease obligations, purchase equipment and install leasehold improvements. We also intend to upgrade and invest in information technology that will increase capital expenditures.

In future periods, Com21 anticipates significant increases in working capital on a period-to-period basis primarily as a result of planned increased product sales resulting in higher levels of inventory. We contract for the manufacture of cable modems and integrated circuit boards on a turnkey basis. We have a manufacturing agreement with Celestica for the manufacture of certain of our products. Unless terminated by the parties, the agreement will extend for one year periods on December 31 of each year. We have no long-term contracts or arrangements with any of our manufacturers that guarantee the availability of product, the continuation of particular payment terms or the extension of credit limits. Our future success will depend, in significant part, on our ability to manufacture, or have others manufacture, our products successfully, cost- effectively and in volumes sufficient to meet customer demand. Our dependence upon third party manufacturers involves a number of risks. See "Risk Factors -- We may not be able to produce sufficient quantities of our products because we depend on third-party manufacturers, their suppliers and OEM suppliers and have limited manufacturing experience".

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

NEW ACCOUNTING STANDARD

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, (SFAS), No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective beginning in the first quarter of fiscal 2001. Management believes that this statement will not have a significant impact on our financial position, results of operations or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Sensitivity. Com21 maintains a short-term investment portfolio consisting mainly of government and corporate debt obligations purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1998 and 1999, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Com21 is also exposed to market price risk on an investment in a marketable equity security held as an available-for-sale investment. This investment is in a publicly traded company in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $586,000 decrease in the fair value of the investment in the marketable equity security as of December 31, 1999 (no such marketable equity security was held as of December 31, 1998).

Com21 also has fixed rate debt obligations of approximately $2.1 million and $883,000 at December 31, 1998 and 1999, respectively, that have no interest rate risk. The fixed rates on such obligations ranged from 7% to 17% in 1998 and was 13% in 1999 and mature on various dates through 2002.







Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 Index To Consolidated Financial Statements
                                                                          Page
Independent Auditors' Report                                                23

Consolidated Balance Sheets as of December 31, 1998 and 1999                24

Consolidated Statements of Operations and Comprehensive Loss
for the Years Ended December 31, 1997, 1998 and 1999                        25

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1997, 1998 and 1999                                      26

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997, 1998 and 1999                                            27

Notes to Consolidated Financial Statements                                  28





                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Com21, Inc.:

We have audited the accompanying consolidated balance sheets of Com21, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Com21, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
San Jose, California
January 21, 2000








                                 Com21, Inc.
                         CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and par value amounts)

                                                               December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                                   ASSETS
Current Assets:
   Cash and cash equivalents                                $  7,135  $ 16,499
   Short-term investments                                     58,609    89,524
   Accounts receivable:
      Trade (net of allowances of $908 and $1,161 in 1998
      and 1999, respectively)                                  3,190    14,423
      Related parties                                          1,644     4,784
   Inventories                                                 5,282     4,518
   Prepaid expenses and other                                    586     2,924
                                                            --------  --------
      Total current assets                                    76,446   132,672
Property and Equipment - Net                                   6,247     8,198
Other Assets                                                     255       296
                                                            --------  --------
      Total Assets                                          $ 82,948  $141,166
                                                            ========  ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                         $  4,033  $ 12,870
   Accrued compensation and related benefits                   1,739     3,732
   Deferred revenue                                              238       317
   Other current liabilities                                   1,232     2,982
   Current capital lease and debt obligations                  1,120       538
                                                            --------  --------
      Total current liabilities                                8,362    20,439
Deferred Rent                                                    284       304
Capital Lease Obligations                                        936       345
                                                            --------  --------
      Total liabilities                                        9,582    21,088
Commitments and Contingencies (Note 6)                      --------  --------
Stockholders' Equity:
   Preferred stock, $0.001 par value; 5,000,000 shares
   authorized and undesignated; none issued and outstanding        -         -
   Common stock, $0.001 par value; 40,000,000 shares
   authorized; shares issued and outstanding: 1998,
   18,685,560; 1999, 21,619,172                                   19        22
   Additional paid-in capital                                122,131   179,138
   Deferred stock compensation                                   (82)     (230)
   Accumulated deficit                                       (48,699)  (59,016)
   Accumulated other comprehensive income (loss)                  (3)      164
                                                            --------  --------
      Total Stockholders' Equity                              73,366   120,078
                                                            --------  --------
      Total Liabilities and Stockholders' Equity            $ 82,948  $141,166
                                                            ========  ========

               See Notes to Consolidated Financial Statements.



                                 Com21, Inc.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (In thousands, except per share amounts)

                                                    Years Ended December 31,
                                                  ----------------------------
                                                    1997      1998       1999
                                                  --------  --------  --------
Revenues:
Product ($4,014, $6,637 and $19,402 in 1997, 1998
and 1999, respectively, from related parties)     $ 15,142  $ 47,121  $ 95,743
License fees - related party (Note 10)                 507       993         -
                                                  --------  --------  --------
      Total revenues                                15,649    48,114    95,743
Cost of Product Revenues ($2,024, $4,113 and
$11,767 in 1997, 1998 and 1999, respectively,
for related parties)                                 8,372    29,573    60,918
                                                  --------  --------  --------
Gross Profit                                         7,277    18,541    34,825
                                                  --------  --------  --------
Operating Expenses:
   Research and development                         13,481    19,936    29,821
   Sales and marketing                               5,277    10,273    16,250
   General and administrative                        1,782     3,871     4,120
                                                  --------  --------  --------
      Total operating expenses                      20,540    34,080    50,191
                                                  --------  --------  --------
Loss From Operations                               (13,263)  (15,539)  (15,366)
                                                  --------  --------  --------
Other Income (Expense):
   Interest income                                     679     2,535     5,261
   Interest expense                                   (396)     (318)     (164)
   Other income (expense) - net                        (54)      (27)        7
                                                  --------  --------  --------
      Total other income, net                          229     2,190     5,104
                                                  --------  --------  --------
Loss Before Income Taxes                           (13,034)  (13,349)  (10,262)
Income Taxes                                            21        14        55
                                                  --------  --------  --------
Net Loss                                           (13,055)  (13,363)  (10,317)
Other Comprehensive Income (Loss), Net of Tax:
   Unrealized gain (loss) on
      available-for-sale investments                     -        (3)      167
                                                  --------  --------  --------
Comprehensive Loss                                $(13,055) $(13,366) $(10,150)
                                                  ========  ========  ========
Net Loss Per Share, Basic and Diluted             $  (6.15) $  (1.10) $  (0.49)
                                                  ========  ========  ========
Shares Used in Computation, Basic and Diluted        2,124    12,150    20,932
                                                  ========  ========  ========

               See Notes to Consolidated Financial Statements.



                                 Com21, Inc.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except share amounts)
                                                                                                             Accumulated
                                              Convertible                                Deferred            Other Comp-  Total
                                            Preferred Stock    Common Stock    Additional  Stock     Accumu-  rehensive    Stock-
                                           ----------------  -----------------  Paid-in   Compen-     lated     Income    holders'
                                             Shares  Amount   Shares   Amount   Capital    sation    Deficit    (Loss)     Equity
                                           --------- ------  ---------- ------  --------  --------  ---------  ---------  ---------
Balances, January 1, 1997                  6,940,571 $    7   1,998,097 $    2  $ 34,328  $     -   $(22,281)  $      -   $ 12,056
Exercise of stock options                          -      -     774,042      1       529        -          -          -        530
Exercise of Series E preferred warrants      361,908      -           -      -     1,629        -          -          -      1,629
Issuance of Series F preferred warrants            -      -           -      -        72        -          -          -         72
Sale of Series G convertible preferred
stock (net of issuance costs of $1,069)    2,655,125      3           -      -    22,028        -          -          -     22,031
Deferred stock compensation                        -      -           -      -       136     (136)         -          -          -
Amortization of deferred stock compensation        -      -           -      -         -       20          -          -         20
Net loss                                           -      -           -      -         -        -    (13,055)         -    (13,055)
                                           --------- ------  ---------- ------  --------  --------  ---------  ---------  ---------
Balances, December 31, 1997                9,957,604     10   2,772,139      3    58,722     (116)   (35,336)         -     23,283
Exercise of stock options                          -      -     222,187      -       236        -          -          -        236
Issuance of common stock (net of issuance
costs of $6,209)                                   -      -   5,750,000      6    62,785        -          -          -     62,791
Sale of stock under employee stock
purchase plan                                      -      -      40,403      -       412        -          -          -        412
Conversion of preferred stock             (9,957,604)   (10)  9,957,604     10         -        -          -          -          -
Repurchase of shares                               -      -     (56,773)     -       (24)       -          -          -        (24)
Amortization of deferred stock compensation        -      -           -      -         -       34          -          -         34
Unrealized loss on available-for-sale
investments                                        -      -           -      -         -        -          -         (3)        (3)
Net loss                                           -      -           -      -         -        -    (13,363)         -    (13,363)
                                           --------- ------  ---------- ------  --------  --------  ---------  ---------  ---------
Balances, December 31, 1998                        -      -  18,685,560     19   122,131      (82)   (48,699)        (3)    73,366
Exercise of stock options                          -      -     356,793      -     1,365        -          -          -      1,365
Exercise of common stock warrants                  -      -      32,844      -        54        -          -          -         54
Issuance of common stock (net of issuance
costs of $3,950)                                   -      -   2,480,000      3    54,327        -          -          -     54,330
Sale of stock under employee stock
purchase plan                                      -      -      97,908      -     1,025        -          -          -      1,025
Repurchase of shares                               -      -     (33,933)     -       (31)       -          -          -        (31)
Deferred stock compensation                        -      -           -      -       193     (193)         -          -          -
Issuance of nonemployee stock options
for services                                       -      -           -      -        74        -          -          -         74
Amortization of deferred stock compensation        -      -           -      -         -       45          -          -         45
Unrealized gain on available-for-sale
   investments                                     -      -           -      -         -        -          -        167        167
Net loss                                           -      -           -      -         -        -    (10,317)         -    (10,317)
                                           --------- ------  ---------- ------  --------  --------  ---------  ---------  ---------
Balances, December 31, 1999                        - $    -  21,619,172 $   22  $179,138  $  (230)  $(59,016)  $    164   $120,078
                                           ========= ======  ========== ======  ========  ========  =========  =========  =========

               See Notes to Consolidated Financial Statements




                                 Com21, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                    Years Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Cash Flows From Operating Activities:
Net loss                                          $(13,055) $(13,363) $(10,317)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Noncash interest expense                             72         -         -
   Nonemployee stock options issued for services         -         -        74
   Depreciation and amortization                     2,163     3,517     3,829
   Deferred rent                                       169        38        20
   Gain on sales and maturities of investments           -      (755)   (1,408)
   Changes in operating assets and liabilities:
      Accounts receivable - trade                   (3,984)      794   (11,233)
      Accounts receivable - related parties         (1,052)     (592)   (3,140)
      Inventories                                   (2,643)   (2,639)      764
      Prepaid expenses and other                      (149)       59    (2,338)
      Other assets                                     (98)      (52)      (41)
      Accounts payable                               1,612     1,201     8,837
      Accrued compensation and related benefits        428       730     1,993
      Deferred revenue                                   4      (766)       79
      Other current liabilities                        388       751     1,641
                                                  --------  --------  --------
   Net Cash Used in Operating Activities           (16,145)  (11,077)  (11,240)
                                                  --------  --------  --------
Cash Flows From Investing Activities:
   Purchases of property and equipment              (2,085)   (3,744)   (5,735)
   Purchases of investments                              -  (101,886) (160,996)
   Proceeds from sales and maturities of investments     -    44,029   131,765
                                                  --------  --------  --------
   Net Cash Used in Investing Activities            (2,085)  (61,601)  (34,966)
                                                  --------  --------  --------
Cash Flows From Financing Activities:
   Proceeds from issuance of common stock              530    63,415    56,774
   Repurchases of common stock                           -         -       (31)
   Proceeds from issuance of preferred stock        23,660         -         -
   Proceeds from issuance of debt obligations        2,440         -         -
   Repayments under capital lease obligations         (607)   (1,033)     (937)
   Repayments on debt obligations                   (2,270)     (519)     (236)
                                                  --------  --------  --------
   Net Cash Provided by Financing Activities        23,753    61,863    55,570
                                                  --------  --------  --------
Net Change in Cash and Cash Equivalents              5,523   (10,815)    9,364
Cash and Cash Equivalents, Beginning of year        12,427    17,950     7,135
                                                  --------  --------  --------
Cash and Cash Equivalents, End of year            $ 17,950  $  7,135  $ 16,499
                                                  ========  ========  ========
Noncash Investing and Financing Activities:
   Property and equipment acquired under
   capital leases                                 $  1,146  $    675  $      -
                                                  ========  ========  ========
   Deferred stock compensation                    $    136  $      -  $    193
                                                  ========  ========  ========
   Issuance of preferred stock warrants in
   connection with debt obligations               $     72  $      -  $      -
                                                  ========  ========  ========
   Conversion of preferred stock to common stock  $      -  $     10  $      -
                                                  ========  ========  ========
   Unrealized gain/(loss) on available-for-sale
   investments                                    $      -  $     (3) $    276
                                                  ========  ========  ========
   Issuance of debt obligation for other current
   assets                                         $      -  $    215  $      -
                                                  ========  ========  ========
Supplemental Cash Flow Information:
   Cash paid for income taxes                     $     14  $     14  $     55
                                                  ========  ========  ========
   Cash paid for interest                         $    324  $    335  $    155
                                                  ========  ========  ========

               See Notes to Consolidated Financial Statements.




                                 Com21, Inc.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1997, 1998 and 1999

1. Business and Significant Accounting Policies

Business - Com21, Inc. (the Company) was incorporated in Delaware in June 1992. The Company is a global supplier of system solutions for the broadband access market. The Company's DOCSIS and ATM-based products enable cable operators and service providers to have the ability to deliver high-speed, cost-effective Internet applications to corporate telecommuters, small businesses, home offices and residential users. During 1997, the Company exited the development stage for financial reporting purposes as it completed its initial product development activities and commenced shipping product.

Basis of Presentation - The consolidated financial statements include the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statements Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for potentially uncollectable accounts receivable, lower of cost or market inventory valuation reserves, warranty reserves, sales return reserves and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Cash Equivalents - The Company considers all highly liquid debt instruments with maturities at the date of purchase of three months or less to be cash equivalents.

Short-Term Investments - Short-term investments are stated at fair value based on quoted market prices obtained from an independent broker. Short-term investments are classified as available-for-sale based on the Company's intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of stockholders' equity as accumulated other comprehensive income (loss). Gains and losses on sales of investments are determined on a specific identification basis.

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

Long-Lived Assets - The Company evaluates long-lived assets for impairment using a discounted cash flows method whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Certain Significant Risks and Uncertainties - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are held primarily with three financial institutions and consist primarily of commercial paper and cash in bank accounts. The Company's investment policy is to invest in instruments with minimum credit ratings of A-1/P-1 (Short-Term) or AA (Long-Term). The Company sells its products primarily to cable operators in North America and primarily to systems integrators in Europe, Asia and South/Central America, and generally does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for estimated potential bad debt losses. The recorded carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt obligations approximate fair value.

The Company's customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of the Company's revenues and the Company expects that this trend will continue for the forseeable future. For the years ended December 31, 1997, 1998 and 1999, the top five customers comprised 65%, 66% and 64%, respectively, of the Company's total revenues.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships;
litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risk associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; and the Company's ability to attract and retain employees necessary to support its growth.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. For product revenue, this generally occurs at the time of shipment. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time the product revenue is recognized.

The Company accounts for revenue on software transactions under the principles of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended, which requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue for software licenses is recognized upon delivery provided that collection is probable. Software support and maintenance revenue are deferred and amortized over the maintenance period on a straight-line basis.

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

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation".

Comprehensive Loss - In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company reports by major components and as a single total, the change in net assets during the period from nonowner sources in a consolidated statement of comprehensive loss which has been included with the consolidated statements of operations.

Net Loss Per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase convertible preferred stock and common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive.

New Accounting Standard - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company beginning in the first quarter of fiscal year 2001. Management believes that this statement will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

2. Short-Term Investments

The amortized cost and the fair value of available-for-sale securities are presented in the tables below:

                                                   December 31, 1998
                                         -------------------------------------
                                                    (in thousands)
                                                      Unrealized
                                          Amortized  Holding Gains    Fair
                                             Cost    and (Losses)     Value
                                         -----------  -----------  -----------
      Corporate obligations              $   30,803   $        7   $   30,810
      U.S. Government obligations            27,809          (10)      27,799
                                         -----------  -----------  -----------
      Total                              $   58,612   $       (3)  $   58,609
                                         ===========  ===========  ===========

                                                   December 31, 1999
                                         -------------------------------------
                                                    (in thousands)
                                                      Unrealized
                                          Amortized  Holding Gains    Fair
                                             Cost    and (Losses)     Value
                                         -----------  -----------  -----------
      Corporate obligations              $   30,466   $      (51)  $   30,415
      U.S. Government obligations            52,955          (37)      52,918
      Municipal obligations                   5,024           (5)       5,019
      Corporate equity securities               803          369        1,172
                                         -----------  -----------  -----------
      Total                              $   89,248   $      276   $   89,524
                                         ===========  ===========  ===========

The contractual maturities of the Company's investments in debt securities at December 31, 1999 was as follows:

                                               Within One   One to Five
                                                  Year         Years
                                               -----------  -----------
                                                    (In thousands)
      Corporate obligations                    $   29,374   $    1,041
      U.S. Government obligations                  52,918            -
      Municipal obligations                         5,019            -
                                               -----------  -----------
      Total                                    $   87,311   $    1,041
                                               ===========  ===========

3. Inventories

Inventories consist of:
                                                     December 31,
                                               ------------------------
                                                  1998         1999
                                               -----------  -----------
                                                    (In thousands)
      Raw materials and sub-assemblies         $      142   $      917
      Work-in-process                               1,361          326
      Finished goods                                3,779        3,275
                                               -----------  -----------
      Total                                    $    5,282   $    4,518
                                               ===========  ===========

4. Property and Equipment

Property and equipment consists of:
                                                     December 31,
                                               ------------------------
                                                  1998         1999
                                               -----------  -----------
                                                    (In thousands)
      Equipment under capital lease            $    3,711   $    3,711
      Computer equipment and software               4,604        6,855
      Production equipment                          3,905        6,515
      Leasehold improvements                          393          671
      Furniture and fixtures                          302          815
                                               -----------  -----------
                                                   12,915       18,567
      Accumulated depreciation and amortization    (6,668)     (10,369)
                                               -----------  -----------
                                               $    6,247   $    8,198
                                               ===========  ===========

Accumulated amortization on capital leases as of December 31, 1998 and 1999 was approximately $2,265,000 and $3,031,000, respectively.

5. Debt Obligations

Debt obligations consist of the following:
                                                     December 31,
                                               ------------------------
                                                  1998         1999
                                               -----------  -----------
                                                    (In thousands)
   Unsecured borrowings due August 1, 1999     $      168            -
   Unsecured borrowings due November 1, 1999           45            -
   Note payable due February 4, 1999                   24            -
                                               -----------  -----------
   Current debt obligations                    $      237     $      -
                                               ===========  ===========

Notes Payable

The unsecured borrowings were obtained from notes payable issued to a financing company for the purchase of computer software and equipment and were paid in their entirety in 1999.

In consideration for certain of the unsecured borrowings, the Company issued the financing company warrants to purchase 4,688 and 2,125 shares of Series F convertible preferred stock, respectively, at a price of $8.00 per share. The fair values of the warrants were insignificant (Note 7).

In June 1998, the Company issued a note payable for $215,000 to a financing company for the payment of its directors' and officers' insurance premiums for which the Company is the beneficiary. The borrowings on the note were paid in their entirety in 1999.

Revolving Line of Credit

In May 1997, the Company entered into a revolving line of credit arrangement for working capital purposes which allowed the Company to borrow up to the lesser of $5,000,000 or 80% of the Company's eligible domestic and foreign accounts receivable. The Company terminated the line of credit during 1999.

In consideration for these financing arrangements, the Company issued warrants to purchase 25,000 shares of Series F convertible preferred stock at a price of $8.00 per share (Note 7). As described in Note 7, the fair value of such warrants was $72,000 which was recorded as additional interest expense in the accompanying consolidated statement of operations and comprehensive loss for 1997.

6. Commitments and Contingencies

The Company leases its facilities and certain equipment under noncancelable capital and operating leases. Future minimum lease payments under such capital and operating leases and the present value of minimum lease payments under capital leases as of December 31, 1999 are as follows:

      Year Ending
      December 31,                               Capital     Operating
      ------------                             -----------  -----------
                                                    (In thousands)
      2000                                     $      655   $    1,453
      2001                                            349          853
      2002                                              9          866
      2003                                              -          892
      2004                                              -          303
                                               -----------  -----------
      Future minimum lease payments                 1,013   $    4,367
      Amounts representing interest (13%)            (130)  ===========
                                               -----------
      Present value of future minimum lease
         payments                              $      883
                                               ===========

Rent expense incurred under the operating leases was approximately $843,000, $867,000 and $1,438,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Rent expense under the facilities lease is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as deferred rent in the accompanying balance sheets.

The high technology industry in which the Company operates is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company is not a party to such litigation; however any such litigation in the future could have a material adverse affect on the Company's consolidated financial position, results of operation and cash flows.

7. Stockholders' Equity

Public Offerings

In May 1998, the Company completed its initial public offering of 5,750,000 shares (which includes the full exercise of the underwriters' overallotment of 750,000 shares) which generated net proceeds to the Company of $62,791,000.

In February 1999, the Company completed a follow on offering of 2,480,000 shares which generated net proceeds to the Company of $54,330,000.

Convertible Preferred Stock

On April 22, 1998, holders of more than 50% of the Series D, E, F and G convertible preferred stock, voting as a single class, consented to the automatic conversion of all outstanding shares of Series D, E, F and G convertible preferred stock into common stock upon the completion of the initial public offering regardless of the offering price per share. Upon completion of the Company's initial public offering in May 1998, all shares of Series A, B, and C convertible preferred stock were converted to common stock in accordance with their existing terms and all shares of Series D, E, F and G convertible preferred stock were converted to common stock in accordance with the stockholders'consent. All shares were converted on a one-to-one basis.

Common Stock Warrants

Prior to the Company's initial public offering in May 1998, the Company issued warrants to purchase shares of various series of convertible preferred stock. Upon completion of the Company's initial public offering, the outstanding warrants to purchase 46,286 shares of convertible preferred stock were automatically converted into warrants to purchase 46,286 shares of common stock at the same exercise prices. All such warrants were outstanding at December 31, 1998 and were exercised in full during 1999. The warrants were comprised of the following:

   - During 1995, in consideration of capital lease financing provided by a financing company, the Company issued warrants to purchase 5,154 shares of Series D convertible preferred stock at a price of $5.82 per share. All 5,154 warrants were exercised in 1999. The net value of the warrants (total market value of the exercised warrants less the total price paid to exercise the warrants) was divided by the market price of the Company's common stock on the date of exercise to calculate the net shares issued. This "net issuance" method resulted in a total of 3,900 shares of common stock issued to the warrant holder.

   - During 1996, in consideration of debt and capital lease financing provided by two financing companies, the Company issued warrants to purchase 14,007 shares of Series F convertible preferred stock at a price of $8.00 per share. All 14,007 warrants were exercised in 1999. 7,193 warrants were exercised using a "net issuance" method resulting in a total of 4,781 shares of common stock issued. The remaining 6,814 warrants were exercised at the exercise price.

   - During 1997, in consideration of financing arrangements provided, the Company issued warrants to purchase 27,125 shares of Series F convertible preferred stock at a price of $8.00 per share. All 27,125 warrants were exercised in 1999 using a "net issuance" method resulting in a total of 17,349 shares of common stock issued to the warrant holders.

The fair value of the warrants issued in 1997, in connection with debt financing, was approximately $72,000. Accordingly, the fair value was recognized as additional interest expense in the accompanying consolidated statement of operations and comprehensive loss for 1997.

Common Stock

At December 31, 1998 and 1999, the Company had the right to repurchase 139,640 and 22,055 shares of common stock outstanding, respectively. The number of shares subject to repurchase is reduced over a two to four year vesting period. The Company has the right to repurchase these shares at the original issuance price.

Net Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

                                               Years Ended December 31,
                                         -------------------------------------
                                            1997         1998         1999
                                         -----------  -----------  -----------
   Net Loss (Numerator):
   Net loss, basic and diluted           $  (13,055)  $  (13,363)  $  (10,317)
                                         -----------  -----------  -----------
   Shares (Denominator):
   Weighted average common shares
   outstanding                                2,244       12,377       21,001
   Weighted average common shares
   outstanding subject to repurchase           (120)        (227)         (69)

   Shares used in computation,           -----------  -----------  -----------
   basic and diluted                          2,124       12,150       20,932
                                         -----------  -----------  -----------
   Net Loss Per Share, Basic and Diluted $    (6.15)  $    (1.10)  $    (0.49)
                                         ===========  ===========  ===========

During 1997, 1998 and 1999, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at December 31, 1999: 22,055 outstanding shares of common stock subject to repurchase; and options to purchase 3,903,129 shares of common stock.

Equity Plans

Under the Company's 1995 Stock Option Plan (the 1995 Plan), as restated and amended in January 1998, the Company may grant options to purchase up to 3,000,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair market value at the date of grant for nonstatutory stock options. These options generally expire ten years from the date of grant and are immediately exercisable. The Company has a right of repurchase (at the option exercise price) of common stock issued from option exercises for unvested shares. The right of repurchase generally expires 25% after the first 12 months from the date of grant and then ratably over a 36-month period.

In 1998, the Company adopted the 1998 Stock Incentive Plan (the 1998 Stock
Plan) and the 1998 Employee Stock Purchase Plan (the 1998 Purchase Plan).

The 1998 Stock Plan serves as the successor equity incentive program to the Company's 1995 Plan. Options outstanding under the 1995 Plan on April 1, 1998 (2,023,510 shares) were incorporated into the 1998 Stock Plan. Such incorporated options continue to be governed by their existing terms. In addition, the share reserve was increased by 500,000 shares and could be increased up to an additional 271,570 shares for repurchases of unvested common shares issued under the 1995 Plan. Under the 1998 Stock Plan, the Company is authorized to issue shares of common stock to employees, directors and consultants under five separate programs: Discretionary Option, Stock Issuance, Salary Investment Option Grant, Automatic Option Grant and Director Fee Option Grant. The number of shares reserved for issuance under the 1998 Stock Plan automatically increases at the beginning of each calendar year, beginning in 1999, by an amount equal to 5% of the total number of shares of common stock outstanding at the end of the preceding year (1,080,959 shares on January 3, 2000). The Discretionary Option Program of the 1998 Stock Plan provides for the grant of options under terms comparable to those provided on options granted under the 1995 Plan except that all options are to be granted at a price not less than fair market value on the date of grant.

Stock option activity under the Plans was as follows:

                                                                             Outstanding Options
                                                            Shares     --------------------------------
                                                           Available       Number      Weighted Average
                                                           for Grant     of Shares      Exercise Price
                                                          -----------  ---------------  ---------------
Balances, January 1, 1997  (205,706 shares vested
   at a weighted average price of $0.44 per share)            32,133      1,590,229        $    0.52
Reserved                                                     500,000              -                -
Granted (weighted average fair value of $1.29 per share)    (587,990)       587,990             3.66
Canceled                                                      75,266        (75,266)            0.64
Exercised                                                          -       (774,042)            0.68
                                                          -----------  ---------------
Balances, December 31, 1997 (286,130 shares vested at a
   weighted average price of $0.57 per share)                 19,409      1,328,911             1.80
Reserved                                                   1,266,732              -                -
Granted (weighted average fair value of $5.45 per share)  (1,368,615)     1,368,615            11.59
Canceled                                                     105,998       (105,998)            4.05
Exercised                                                          -       (222,187)            1.06
                                                          -----------  ---------------
Balances, December 31, 1998 (464,507 shares vested at a
   weighted average price of $1.42 per share)                 23,524      2,369,341             7.42
Reserved                                                   1,934,278              -                -
Granted (weighted average fair value of $11.24 per share) (2,544,450)     2,544,450            18.36
Canceled                                                     653,869       (653,869)           13.59
Repurchased                                                   33,933              -                -
Exercised                                                          -       (356,793)            3.83
                                                          -----------  ---------------
Balances, December 31, 1999                                  101,154      3,903,129            13.85
                                                          ===========  ===============

Additional information regarding options outstanding at December 31, 1999 is as follows:

                               Options Outstanding              Vested Options
                       -----------------------------------  ----------------------
                                    Weighted
                                     Average    Weighted                 Weighted
   Range of                         Remaining    Average                  Average
   Exercise              Number    Contractual  Exercise      Number     Exercise
                       Outstanding Life (years)   Price       Vested       Price
                       ----------- ----------- -----------  ----------- ----------
$ 0.40 - $ 0.88           542,924       6.3    $    0.55       542,924  $   0.55
$ 3.30 - $ 6.60           102,175       6.9         5.32       102,175      5.32
$ 6.90 - $10.38           562,028       8.2         8.37       342,337      7.97
$11.88 - $17.25         1,347,067       8.7        13.78       128,969     14.75
$18.00 - $27.00         1,248,743       9.4        21.54         8,048     21.84
$28.00 - $31.38           100,192       8.6        30.42             -         -
                       -----------                          -----------
$ 0.40 - $31.38         3,903,129       8.7        13.85     1,124,453      5.03
                       ===========                          ===========

Under the 1998 Purchase Plan, eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods. The initial purchase period commenced upon the initial public offering of the Company's common stock in May 1998. Shares issued under the Plan were 40,403 and 97,908 in 1998 and 1999 at weighted average prices of $10.20 per share and $10.47 per share, respectively. At December 31, 1999, $235,000 had been contributed by employees that will be used to purchase shares in 2000 at a price determined under the terms of the 1998 Purchase Plan. At December 31, 1999, the Company had 111,689 shares of its common stock reserved for future issuance under this plan.

Deferred Stock Compensation

As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, in 1997 the Company recorded deferred compensation expense equal to the difference between the grant price and deemed fair value of the Company's common stock for options granted prior to December 31, 1997. Such deferred compensation expense aggregated $136,000 and is being amortized to expense over the four-year vesting period of the options.

During 1999, the Company issued nonstatutory options to nonemployees for the purchase of 21,000 shares of common stock at a weighted average exercise price of $23.79 per share. Such options vest over a period of two to five years. In accordance with SFAS No. 123, and its related interpretations, the Company accounted for these awards under the fair value method and as variable awards. Accordingly, the Company recorded deferred compensation expense at the grant date equal to the fair value of the options (using the Black-Scholes option pricing model) on the grant date and adjusted the deferred compensation expense at the end of each period. The related amortization of deferred compensation expense, which is being recognized over the vesting period, has also been adjusted accordingly. At December 31, 1999, such deferred compensation expense aggregated $193,000.

Nonemployee Stock Options Issued for Services

During 1999, the Company issued nonstatutory options to nonemployees for the purchase of 47,500 shares of common stock at a weighted average exercise price of $24.82 per share. Such options were issued for services provided and were immediately vested and exercisable. Accordingly, the Company recorded the $74,000 fair value of such awards (using the Black-Scholes option pricing model) as an expense in the accompanying consolidated statement of operations and comprehensive loss for 1999.

Additional Stock Plan Information

Since the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method for employee awards as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations on stock-based awards to employees under the 1995 and 1998 Stock Plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 years from the date of grant in 1997 and 4.5 years from the date of grant in 1998 and 1999; stock volatility, 0% in 1997, 50% in 1998 and 75% in 1999; risk-free interest rate, 6.75% in 1997, 5.0% in 1998 and 6.0% in 1999; and no dividends during the expected term. The Company's calculations are based on a single option award valuation approach, and forfeitures are recognized as they occur. The Company's fair value calculations on stock-based awards under the 1998 Purchase Plan were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months in 1998 and 1999; stock volatility of 50% in 1998 and 75% in 1999; risk free interest rate of 5.0% in 1998 and 5.5% in 1999; and no dividends during the expected term. If the computed fair values of the employee awards granted after 1994 had been amortized to expense over the vesting period of the awards, pro forma net loss would have been approximately $(13,153,000) ($(6.19) per share, basic and diluted) in 1997, $(14,454,000) ($(1.19) per share, basic and diluted) in 1998 and $(16,158,000) ($(0.77) per share, basic and diluted) in 1999.

8. Income Taxes

Income tax expense for the years ended December 31, 1997, 1998 and 1999 consisted solely of state franchise taxes.

The components of deferred income tax assets are as follows:

                                                     December 31,
                                               ------------------------
                                                  1998         1999
                                               -----------  -----------
                                                    (In thousands)
   Deferred tax assets:
   Accruals and reserves not currently
      deductible                               $    1,868   $    2,508
   Capitalized start-up costs                         472          143
   Capitalized research and development costs       1,864        1,884
   Net operating loss carryforwards                14,325       15,783
   Tax credit carryforwards                         4,437        7,549
   Depreciation                                     1,206        1,853
                                               -----------  -----------
   Total gross deferred tax assets                 24,172 	29,720
   Valuation allowance                            (24,172)     (29,720)
                                               -----------  -----------
   Total deferred tax assets                   $        -   $        -
                                               ===========  ===========

The increase of $5,548,000 in the valuation allowance during the year ended December 31, 1999 was primarily a result of increased net operating loss and tax credit carryforwards generated in 1999. The Company provided a full valuation allowance against the deferred tax assets based on the Company's evaluation of the likelihood of realization of future tax benefits resulting from the deferred tax assets.

As of December 31, 1999, the Company had approximately $109,000 of deferred tax liabilities resulting from unrealized gains on available-for-sale investments. The deferred tax liabilities have been included in other current liabilities in the accompanying consolidated balance sheet. There were no deferred tax liabilities at December 31, 1998.

As of December 31, 1999, the Company had available for carryforward net operating losses for federal and state income tax purposes of approximately $41,623,000 and $13,738,000, respectively. Federal net operating loss carryforwards will expire if not utilized beginning in the years 2009 through 2019. State net operating loss carryforwards will expire if not utilized beginning in the years 2000 through 2004.

As of December 31, 1999, the Company had available for carryforward research and experimental tax credits for federal and state income tax purposes of approximately $4,496,000 and $2,540,000, respectively. Federal research and experimentation tax credit carryforwards expire from 2009 through 2019. The Company also had approximately $513,000 in California manufacturers investment credits.

Current Federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such "ownership change". Such a limitation could result in the expiration of carryforwards before they are utilized.

9. Major Customers

One unaffiliated customer and two preferred stockholders represented 21%, 16% and 12% of total 1997 revenues, respectively.

As of December 31, 1998, three unaffiliated customers represented 15%, 10%, and 10% of total accounts receivable, and one stockholder represented 34% of total accounts receivable. Sales to this stockholder represented 14% of total 1998 revenues. In addition, sales to two other unaffiliated customers represented 24% and 15% of total 1998 revenues.

As of December 31, 1999, two unaffiliated customers and one common stockholder represented 29%, 18%, and 15% of total accounts receivable, respectively. In addition, sales to these two unaffiliated customers and one common stockholder represented 18%, 20% and 12% of total 1999 revenues, respectively.

10. Related Party Transactions

In March 1996, a preferred stockholder entered into a five-year licensing agreement with the Company to license certain technology on a nonexclusive basis. Under the terms of this agreement: (i) the Company received a nonrefundable license fee of $1,000,000 in 1996, and (ii) if the Company met certain conditions in 1997, it would be entitled to an additional $500,000 of nonrefundable license fees. In March 1997, the Company met such conditions and received additional nonrefundable license fees of $500,000 from this preferred stockholder. Such license fees were recognized as revenue in 1997. In addition, the Company also received prepaid royalties pursuant to the licensing agreement of $1,000,000 in 1997. Upon shipment of product incorporating the Company's technology, $7,000 was recognized as license fee revenue in 1997; and the remaining $993,000 was recognized in 1998 as license fee revenue at the expiration of the royalty period on December 31, 1998. In April 1998, this preferred stockholder sold its entire interest in the Company to three other existing preferred stockholders.

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

For the year ended December 31, 1999, total revenues included sales to a customer of approximately $8,289,000 (with related cost of revenues of approximately $4,825,000) that the Company has an equity investment in during 1999, and sales to a stockholder of approximately $11,113,000 (with related cost of revenues of approximately $6,942,000). As of December 31, 1999, accounts receivable included amounts from the customer that the Company is an investor in of approximately $1,845,000 and amounts from the stockholder of approximately $2,939,000.

11. Employee Benefit Plan

The Company has a defined contribution retirement plan (the "Retirement Plan"), which has been determined by the Internal Revenue Service to be qualified under
Section 401(k) of the Internal Revenue Code of 1986. The Retirement Plan covers essentially all full-time employees. Eligible employees may make voluntary contributions to the Retirement Plan up to 15% of their annual compensation. The Company has not made any employer contributions to the Retirement Plan.

12. Segment Information

As defined by the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in one reportable segment: the design, development, marketing, and sales of system solutions for the broadband access market.

For the years ended December 31, 1997, 1998 and 1999, the Company recorded revenue from customers throughout the United States and Canada; The Netherlands; Switzerland, Germany, the U.K., France, Spain, Denmark, Norway, Sweden, Finland, Belgium, Czech Republic, Hungary, Iceland, (collectively referred to as Other Europe); Japan, China, Korea, Taiwan, Singapore, Indonesia (collectively referred to as Asia); Mexico, Argentina, Chile, Panama, Brazil, (collectively referred to as South/Central America); and Australia/New Zealand. The following presents total revenues for the years ended December 31, 1997, 1998 and 1999 and long-lived assets as of December 31, 1998 and 1999 attributed to significant countries (in thousands):

                                               1997               1998                     1999
                                            -----------  -----------------------  -----------------------
                                                                        Long-                    Long-
                                               Total        Total       Lived        Total       Lived
                                             Revenues*    Revenues*    Assets      Revenues*    Assets
                                            -----------  ----------- -----------  ----------- -----------
      United States                         $    5,589   $   23,032  $    6,188   $   50,385  $    8,342
      Canada                                       161        1,332         314        3,273         138
      The Netherlands                              682        3,925           -       15,900           -
      Other Europe                               3,990        8,596           -       14,039           -
      Asia                                       1,727        1,879           -        7,041          14
      South/Central America                        671        2,027           -        1,688           -
      Australia/New Zealand                      2,829        7,323           -        3,417           -
                                            -----------  ----------- -----------  ----------- -----------
      Total                                 $   15,649   $   48,114  $    6,502   $   95,743  $    8,494
                                            ===========  =========== ===========  =========== ===========
__________

* Net revenues are attributed to countries based on invoicing location of customer.

The Company's product lines differ primarily based on product functions. Headend equipment controls the flow of data communications between cable modems and an external network, such as the Internet or a corporate network. Cable modems send and receive data over coaxial cable. Network management software facilitates provisioning, fault isolation, network configuration, field inventory, auto-discovery and performance for the headend equipment. For the years ended December 31, 1997, 1998 and 1999, the Company recorded product revenue from sales of headend equipment, cable modems and network management software as follows:

                                               1997         1998         1999
                                            -----------  -----------  -----------
      Headend Equipment                     $    8,323   $   19,578   $   19,970
      Cable Modems                               5,060       26,935       74,738
      Network Management Software                1,759          608        1,035
                                            -----------  -----------  -----------
      Product Revenues                      $   15,142   $   47,121   $   95,743
                                            ===========  ===========  ===========



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                  PART III

Pursuant to General Instruction G. to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from the Company's definitive Proxy Statement with respect to its 2000 annual meeting of stockholders, to be filed pursuant to Regulation 14A within 120 days after December 31, 1999.


                                   PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this annual report:

1. Consolidated Financial Statements. The following Consolidated Financial Statements of Com21, Inc. and related Independent Auditors' Report are filed as part of this annual report:

Independent Auditor's Report
Consolidated Balance Sheets, as of December 31, 1998 and 1999
For the years ended December 31, 1997, 1998, and 1999:
   Consolidated Statements of Operations and Comprehensive Loss
   Consolidated Statements of Stockholders' Equity
   Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules of Com21, Inc. are filed as part of this annual report and should be read in conjunction with the Consolidated Financial Statements of Com21, Inc.:

Financial Statement Schedules for the years ended December 31, 1997, 1998, 1999:

   Schedule                                Page
   II - Valuation & Qualifying Accounts    42

Schedules not filed herein are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

3.  Exhibits.

The Exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

(c) Exhibits

The following exhibit list states, in the case of certain exhibits, a prior SEC filing which contains the exhibit and from which it is incorporated by reference.

Index to Exhibits

Number                  Exhibit Title
_______    ___________________________________________________________________

3.1(1)     Registrant's Amended and Restated Certificate of Incorporation.
3.2(1)     Registrant's Amended and Restated Bylaws.
4.1(1)     Form of Registrant's Specimen Common Stock Certificate.
4.2(1) Amended and Restated Information and Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated July 22, 1997.
10.1(1) Lease Agreement between the Company, John Arrillaga and Richard T. Peery, dated May 10, 1996.
10.2+(1) Technology License and Reseller Agreement between the Company and 3Com Corporation, dated March 22, 1996.
10.3+(1) Reseller Agreement between the Company and 3Com Corporation, dated July 30, 1997.
10.4+(1) Hardware and Software Technology License Agreement between the Company, Advanced Telecommunications Modules, Limited and Advanced Telecommunications Modules, Inc., dated February 1, 1996.
10.5(1)    Registrant's 1995 Stock Option Plan.
10.6(1)    Registrant's 1998 Stock Incentive Plan.
10.7(1)    Registrant's 1998 Employee Stock Purchase Plan.
10.8(1)    Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
10.9(1) Loan and Security Agreement between Registrant and Greyrock Business Credit, dated May 30, 1997.
10.10+(1)  International OEM Agreement between the Company, Advanced
           Telecommunications Modules, Inc. and Advanced Telecommunications Modules, Limited, dated March 7, 1996.
10.11+(1)  Agreement for Manufacturing Services between the Company and
           Celestica, Inc., dated October 25, 1996.
10.12+(1)  Wind River Systems, Inc. VxWorks License Agreement.
10.13+(1)  Purchase and License Agreement by and between the Company and
           Siemens AG, dated December 2, 1997.
10.14+(1)  Distribution Agreement by and between the Company and Philips
           Public Telecommunication Systems, dated November 26, 1997.
21.1       Com21 International, Inc. a Delaware corporation
23.1       Independent Auditors' Consent.
23.2       Independent Auditors' Report on Schedule
27.1       Financial Data Schedule.
_______
 + Confidential treatment has been granted as to a portion of this Agreement.
(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-48107) declared effective on
           May 18, 1998.
(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-70945) declared effective on February 23, 1999.


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 24, 2000
      ______________________

                                         COM21, INC.

                                         By: /s/ Peter D. Fenner
                                         __________________________
                                         Peter D. Fenner
                                         President and Chief Executive Officer

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

SIGNATURE                  TITLE                              DATE

/s/ Peter D. Fenner        President and Chief                 March 24, 2000
_________________________  Executive Officer                  ________________
Peter D. Fenner            Principal Executive Officer

/s/ David L. Robertson     Vice President, Finance, Chief      March 24, 2000
_________________________  Financial Officer, (Pricipal       ________________
David L. Robertson         Financial and Accounting Officer)
                           and Secretary
/s/ Paul Baran                                                 March 24, 2000
_________________________  Director                           ________________
Paul Baran

/s/ Robert C. Hawk                                             March 24, 2000
_________________________  Director                           ________________
Robert C. Hawk

/s/ Jerald L. Kent                                             March 24, 2000
_________________________  Director                           ________________
Jerald L. Kent

/s/ C. Richard Kramlich                                        March 24, 2000
_________________________  Director                           ________________
C. Richard Kramlich

/s/ Daniel J. Pike                                             March 24, 2000
_________________________  Director                           ________________
Daniel J. Pike

/s/ James Spilker, Jr.                                         March 24, 2000
_________________________  Director                           ________________
James Spilker, Jr.

/s/ Robert W. Wilmot                                           March 24, 2000
_________________________  Director                           ________________
Robert W. Wilmot




                                 COM21, INC.

        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                               (IN THOUSANDS)

                                              Additions
                                 Balance At   Charged To                Balance At
                                 Beginning    Costs And                   End Of
                                 Of Period     Expenses   Deductions      Period
                                -----------  -----------  -----------  -----------
1997
Accounts Receivable Allowances   $      -     $    121     $      -     $    121
Warranty Reserve                 $      -     $     56     $    (12)    $     44

1998
Accounts Receivable Allowances   $    121     $    787     $      -     $    908
Warranty Reserve                 $     44     $    321     $    (66)    $    299

1999
Accounts Receivable Allowances   $    908     $    392     $   (139)    $  1,161
Warranty Reserve                 $    299     $    743     $    (90)    $    952



Exhibit 23.1 - Independent Auditors' Consent

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement
No. 333-57441 of Com21, Inc. on Form S-8 of our report dated January 21, 2000 appearing in the Annual Report on Form 10-K of Com21, Inc. for the year ended December 31, 1999.


DELOITTE & TOUCHE LLP
San Jose, California
March 21, 2000
















Exhibit 23.2 - Independent Auditors' Report on Schedule

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Our audits of the consolidated financial statements of Com21, Inc. for the three years in the period ended December 31, 1999 also included the consolidated financial statement schedule of the Company, listed in Item 14.(a)(2). The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
San Jose, California
January 21, 2000