Form 10-Q
period 2000-03-31
COM21 INC
filed 2000-05-15
CIK 945379

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

                                      or

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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 21,871,242 as of March 31, 2000.


                                 COM21, INC.
                                    INDEX

PART I: FINANCIAL INFORMATION                                         Page
Item 1 Financial Statements

Condensed Consolidated Balance Sheets - March 31, 2000 and
   December 31, 1999                                                     3

Condensed Consolidated Statements of Operations and Comprehensive Loss
   - Three Month periods ended March 31, 2000 and 1999                   4

Condensed Consolidated Statements of Cash Flows - Three Months Ended
   March 31, 2000 and 1999                                               5

Notes to Condensed Consolidated Financial Statements                     6

Item 2 Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             8

Item 3 Quantitative and Qualitative Disclosures About Market Risk  	21

PART II: OTHER INFORMATION

Item 1 Legal Proceedings                                                22

Item 2 Changes in Securities and Use of Proceeds                        22

Item 3 Defaults Upon Senior Securities                                  22

Item 4 Submission of Matters to a Vote of Security Holders              22

Item 5 Other Information                                                22

Item 6 Exhibits and Reports on Form 8-K                                 22

      Signature                                                         22

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements including statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at "Risk Factors." While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Com21 undertakes no obligation to publicly release any revision's to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Risk Factors" below as well as in the Annual Report on Form 10-K filed with the SEC on March 24, 2000.


PART I: FINANCIAL INFORMATION
Item 1 Financial Statements

                                 COM21, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and par value amounts)
                                 (Unaudited)

                                                      March 31,   December 31,
                                                         2000         1999
ASSETS                                              ------------  ------------
Current assets:
   Cash and cash equivalents                        $    50,840   $    16,499
   Short-term investments                                44,230        89,524
   Accounts receivable                                   26,216        19,207
   Inventories                                            6,363         4,518
   Prepaid expenses and other                             5,759         2,924
                                                    ------------  ------------
      Total current assets                              133,408       132,672
Investments                                               3,991             -
Property and equipment, net                               8,793         8,198
Other assets                                                296           296
                                                    ------------  ------------
      Total Assets                                  $   146,488   $   141,166
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $    18,057   $    12,870
   Accrued compensation and related benefits              3,686         3,732
   Deferred revenue                                         305           317
   Other current liabilities                              3,747         2,982
   Current portion of capital lease                         513           538
                                                    ------------  ------------
      Total current liabilities                          26,308        20,439
Deferred rent                                               273           304
Capital lease obligations                                   211           345
                                                    ------------  ------------
      Total liabilities                                  26,792        21,088
Stockholders' equity:                               ------------  ------------
Common stock, $0.001 par value, 40,000,000 shares
   authorized; 21,871,242 and 21,619,172 issued and
   outstanding at March 31, 2000 and December 31, 1999       22            22
Additional paid-in capital                              183,629       179,138
Deferred stock compensation                              (2,476)         (230)
Accumulated deficit                                     (61,439)      (59,016)
Accumulated other comprehensive income (loss)               (40)          164
                                                    ------------  ------------
      Total stockholders' equity                        119,696       120,078
                                                    ------------  ------------
      Total Liabilities and Stockholders' Equity    $   146,488   $   141,166
                                                    ============  ============

See notes to condensed consolidated financial statements.

                                 COM21, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                   Three Months Ended March 31,
                                                        2000          1999
                                                    ------------  ------------
Revenues                                            $    41,556   $    19,214
Cost of product revenues                                 28,992        10,746
                                                    ------------  ------------
Gross profit                                             12,564         8,468
                                                    ------------  ------------
Operating expenses:
   Research and development                               8,483         6,900
   Sales and marketing                                    6,121         3,230
   General and administrative                             1,800           840
                                                    ------------  ------------
      Total operating expenses                           16,404        10,970
                                                    ------------  ------------
Loss from operations                                     (3,840)       (2,502)
Other income, net                                         1,439           918
                                                    ------------  ------------
Loss before income taxes                                 (2,401)       (1,584)
Income taxes                                                 22            37
                                                    ------------  ------------
Net loss                                                 (2,423)       (1,621)
Other comprehensive loss, net of tax:
   Unrealized loss on available-for-sale investments       (204)          (53)
                                                    ------------  ------------
Comprehensive loss                                  $    (2,627)  $    (1,674)
                                                    ============  ============
Net loss per share, basic and diluted               $     (0.11)  $     (0.08)
                                                    ============  ============
Shares used in computation, basic and diluted            21,763        19,472
                                                    ============  ============

See notes to condensed consolidated financial statements.

                                 COM21, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                   Three Months Ended March 31,
                                                        2000          1999
                                                    ------------  ------------
Cash used in operating activities:
   Net loss                                         $    (2,423)  $    (1,621)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                       1,388           981
      Deferred rent                                          (3)            6
      Gain on sales and maturities of investments          (234)         (319)
   Changes in operating assets and liabilities:
      Accounts receivable                                (7,009)       (6,382)
      Inventories                                        (1,845)        2,887
      Prepaid expenses and other                         (2,835)         (400)
      Other assets                                            -           (50)
      Accounts payable                                    5,187         1,139
      Accrued compensation and related benefits             (46)          933
      Deferred revenue                                      (12)           49
      Other current liabilities                             712           288
                                                    ------------  ------------
   Net cash used in operating activities                 (7,120)       (2,489)
                                                    ------------  ------------
Cash from investing activities:
   Purchases of investments                             (37,129)      (63,968)
   Proceeds from sale of investments                     78,487        59,000
   Purchases of property and equipment                   (1,585)       (1,164)
                                                    ------------  ------------
   Net cash provided by (used in) investing
      activities                                         39,773        (6,132)
                                                    ------------  ------------
Cash flows from financing activities:
   Proceeds from issuance of stock, net                       -        54,330
   Proceeds from exercise of stock options, net           1,847           389
   Repayments under capital lease obligations              (159)         (263)
   Repayments on debt obligations                             -           (52)
                                                    ------------  ------------
   Net cash provided by financing activities              1,688        54,404
                                                    ------------  ------------
Net change in cash and cash equivalents                  34,341        45,783
Cash and cash equivalents at beginning of period         16,499         7,135
                                                    ------------  ------------
Cash and cash equivalents at end of period          $    50,840   $    52,918
                                                    ============  ============
Noncash investing and financing activities:
   Deferred stock compensation                      $     2,644   $         -
                                                    ============  ============
   Unrealized gain/(loss) on available-for-sale
      investments                                   $      (170)  $        53
                                                    ============  ============

See notes to condensed consolidated financial statements.

                                 COM21, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
                                 (Unaudited)

1.  Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Com21's financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company's
Form 10-K dated March 24, 2000 as filed with the SEC.

2.  Inventories

Inventories consist of (in thousands):
                                                      March 31,   December 31,
                                                         2000         1999
                                                    ------------  ------------
   Raw materials and sub-assemblies                 $       787   $       917
   Work-in-process                                        1,810           326
   Finished goods                                         3,766         3,275
                                                    ------------  ------------
   Total                                            $     6,363   $     4,518
                                                    ============  ============

3.  Stockholders' Equity

Net Loss Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):
                                                   Three Months Ended March 31,
                                                        2000          1999
                                                    ------------  ------------
   Net Loss (Numerator):
      Net loss, basic and diluted                   $    (2,423)  $    (1,621)
                                                    ------------  ------------
   Shares (Denominator):
      Weighted average common shares outstanding         21,790        19,587
      Weighted average common shares outstanding
         subject to repurchase                              (27)         (115)
                                                    ------------  ------------
      Shares used in computation, basic and diluted      21,763        19,472
                                                    ------------  ------------
      Net Loss Per Share, Basic and Diluted         $     (0.11)  $     (0.08)
                                                    ============  ============

During the three months ended March 31, 2000 and 1999, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at March 31, 2000: 26,057 outstanding shares of common stock subject to repurchase; and options to purchase 3,886,477 shares of common stock.

4. Subsequent Event

On April 18, 2000, the Company entered into a definitive agreement to acquire privately held GADline Ltd., a leading developer of integrated end-to-end system solutions delivering telephone and high-speed data over a hybrid fiber-coaxial (HFC) infrastructure. The acquisition will be accounted for as a purchase. Pending shareholder approval, the aggregate purchase price will consist of approximately 2.8 million shares of Com21 stock in a stock-for-stock share acquisition transaction.

PART I:  FINANCIAL INFORMATION
ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Com21's unaudited condensed consolidated financial statements and notes thereto. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to the "Risk Factors" section contained in Com21's Annual Report on Form 10-K dated March 24, 2000, and to the "Risk Factors" section contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Overview
Com21, Inc., is a leading global supplier of system solutions for the broadband access market. Com21's products enable domestic and international cable operators to provide high-speed, cost-effective Internet access, reduce operating costs, and maximize revenue opportunities in a variety of subscriber markets - including corporate telecommuters, small businesses, and private homes. We develop headend equipment, subscriber cable modems, network management software, and noise containment technologies, all designed to support the ATM, DOCSIS and Digital Video Broadcasting
(DVB) industry standards. Since inception, we have shipped approximately 980 headend controllers and more than 524,000 cable modems as of 3/31/2000. In the North American market, we sell directly to cable operators and systems integrators. Internationally, we sell primarily to systems integrators, who in turn sell to cable operators.

Com21 was incorporated in Delaware in June 1992. Our principal executive offices are located at 750 Tasman Drive, Milpitas, California 95035 and our telephone number at that address is (408) 953-9100. We can also be reached at our Web site http://www.Com21.com.

Results of Operations
Total Revenues - Total revenues increased by 116% to $41.6 million in the first quarter of 2000 as compared to $19.2 million in the first quarter of 1999. Our revenue growth was principally due to growth in cable modem revenue over the prior year. Unit sales of all our cable modem products increased 307% from the first quarter of 1999, as we experienced strong demand for our ATM and DOCSIS cable modems. Although we anticipate continued revenue growth associated with our cable modems, we anticipate that this growth will be constrained due to significant component shortages and the inability of our OEM modem supplier to meet all of our shipping requirements. Revenues associated with our ATM headend products decreased from the first quarter of 1999 to the first quarter of 2000 as component shortages served to constrain shipments. We anticipate revenue growth associated with our headend products; however, we continue to be concerned about component shortages. Revenues associated with our network management software increased as we experienced an increase in software sales internationally.

Cable modem sales accounted for 86% of total revenue in the first quarter of 2000 as compared to 63% of total revenue in the first quarter of 1999. The average sales price of all cable modems declined from the first quarter of 1999 to the first quarter of 2000 due to planned price reductions to meet competitive pricing pressures and the increased revenue from our lower priced DOCSIS modems. We anticipate that the average sales price of modems will continue to decline moderately during 2000. The average sales price of our headend equipment also declined from the first quarter of 1999 to the first quarter of 2000 due to planned price reductions and the configuration mix of product sold. We anticipate continued pricing pressure on our headend equipment and declines in our average sales price of headend products.

During the quarter ended March 31, 2000, international sales accounted for 64% of total revenues, increasing from the 45% experienced in the first quarter of 1999 as we continued to expand our presence overseas with additional sales offices and personnel.

Gross Margins - Gross margins decreased from 44.1% in the first quarter of 1999 to 30.2% in the first quarter of 2000. The decrease in margins is primarily due to the mix of product sold.
As noted above cable modem sales accounted for 86% of total revenue in the first quarter of 2000 as compared to 63% of total revenue in the first quarter of 1999. Additionally, revenue from our DOCSIS cable modems became a more significant portion of our total cable modem revenue. Cable modems have lower margins than our other products and our DOCSIS cable modems currently have lower margins than our proprietary cable modems.

Sequentially gross margins remained consistent at 30.2%. An increase in lower margin DOCSIS related revenue was offset by decreased costs associated with flash memory during the first quarter of 2000.

During the second quarter of 2000 we anticipate the gross margin percent to decline from:

   Increased sales of our DOCSIS cable modems. As these lower margin modems continue to become a higher percentage of our total revenue, we anticipate our total margin percent will decline. We do not anticipate receiving a substantial benefit from our cost reduction efforts on our DOCSIS modems until late in 2000.

Research and Development - Research and development expenses increased 23% from $6.9 million in the first quarter of 1999 to $8.5 million in the first quarter of 2000. The increase was attributable to higher costs related primarily to increased personnel, consulting and project related costs. We expect these expenses to increase in absolute dollars in the future as we continue to invest in research and development in our basic products and continue to expand our Cork, Ireland facility.

Sales and Marketing - Sales and marketing expenses increased 90% from $3.2 million in the first quarter of 1999 to $6.1 million in the first quarter of 2000. The increase was primarily due to higher costs associated with increased personnel in the sales and marketing organizations and additional marketing programs. We expect sales and marketing expenses to increase in absolute dollars in the future as we develop additional marketing programs and product channels for our DOCSIS and DVB products.

General and Administrative - General and administrative expenses increased 114% from $0.8 million in the first quarter of 1999 to $1.8 million in the first quarter of 2000. The increase from the first quarter of 1999 to the first quarter of 2000 was related to higher personnel related costs. We expect general and administrative expenses to show a moderate increase in absolute dollars as we continue to add personnel and incur additional costs related to the growth of our business.

Total Other Income, Net - Total other income, net increased from $0.9 million in the first quarter of 1999 to $1.4 million in the first quarter of 2000. The increase was attributable to earnings on higher cash balances available during the first quarter of 1999, due primarily to the net cash received of $54.3 million from the secondary offering of common stock in February 1999.

Liquidity and Capital Resources

At March 31, 2000, our cash, cash equivalents and investments were $99.1 million, compared to $106.0 million at December 31, 1999, a decrease of $6.9 million. The decrease is primarily a result of cash used in operations of $7.1 million and cash used for purchases of property and equipment of $1.6 million. Cash outflows from operations is due primarily to an increase in accounts receivable, inventory and prepaid expenses of $11.7 million and the net loss $1.0 million after non-cash items offset by an increase to accounts payable and other current liabilities of $5.9 million. The cash outflow from operating activities and purchases of property was offset by cash inflow from the proceeds of exercise of stock options of $1.8 million. Our capital requirements primarily relate to the working capital requirements and investments in property and equipment. We have funded operations primarily through public offerings of common stock and private sales of common and preferred stock.

Other than capital and operating lease commitments, we have no material commitments for capital expenditures. However, we anticipate an increase in cash used in operations and in capital expenditures and lease commitments consistent with anticipated growth in operations, pending acquisitions, infrastructure and personnel. We intend to establish additional sales offices and lease additional space, which will require us to commit to additional lease obligations, purchase equipment and install leasehold improvements. We are also upgrading and investing in information technology that will increase capital and software expenditures and consulting costs.

Going forward, we intend to make cash investments or exchange Com21 stock for investments in various companies to secure development resources or access to various product lines. We may also more aggressively pursue market opportunities that leverage our technology platform. These activities if pursued will result in a significant use of cash resources.

We believe our current cash and cash equivalents and short-term investments will be sufficient to meet anticipated cash requirements for the next twelve months, although we may seek to raise additional capital during that time period.

Risk Factors
You should carefully consider the risks described below before making a decision to invest in Com21. You may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing our company. Readers are referred to additional risks identified in the "Risk Factors" section contained in Com21's Annual Report on Form 10-K dated on March 24, 2000 as filed with the SEC.

We are currently experiencing significant delays in shipments from our OEM modem supplier and shortages of certain key components.

We are currently experiencing delays in shipment from our OEM modem supplier because of a market shortage of tuners, chipsets and ASIC chips, and shortages of certain key components for our proprietary modems and headend equipment. If we are unable to purchase OEM modems or key components from our vendors at a high enough volume to meet demand, or qualify and secure additional sources of supply, we will be unable to meet our production and delivery schedules and revenue will be adversely affected.

We do not have long term supply contracts to ensure sources of supply for all components. Our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price. If we are unable to obtain sufficient quantities of modems or components, or to develop alternative sources for products and/or components our revenue would be materially adversely affected.

If any manufacturer or other sole source suppliers delay or halt production of any of their components, our business, operating results and financial condition could be materially adversely affected.


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

Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

- key component shortages or failures from our suppliers in providing necessary materials and modems;
- delays in introducing standards based products that are certified as meeting the specifications of various approval organizations;
-  variations in the timing of orders and shipments of our products;
-  variations in the size of orders by our customers;
-  new product introductions by us or by competitors;
-  the timing of upgrades of cable plants;
-  variations in capital spending budgets of cable operators;
- delays in obtaining regulatory approval for commercial deployment of cable modem systems; and
- general economic conditions and economic conditions specific to the cable and electronic data transmission industries.

The amount and timing of our operating expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activities. Research and development expenses will vary as we develop new products.

Total revenues for any future quarter are difficult to predict. Supply of components and OEM DOCSIS modems, manufacturing or testing constraints could result in delays in the delivery of our products. Delays in the product deployment schedule of one or more of our cable operator customers would likely materially adversely affect our operating results for a particular period.

A variety of factors affect our gross margin, including the following:

- the sales mix within a product group, especially between proprietary vs. DOCSIS modems;
-  the effectiveness of our cost reduction efforts;
-  the average selling prices of our products;
-  component prices we secure from our vendors;
-  the sales mix between our headend equipment and cable modems;
-  the volume of products manufactured; and
-  the distribution channel or customer mix.

In the past we have experienced declines in the average selling price of our cable modems and headend equipment. We expect average sales prices of our modems and headend equipment will continue to show decreases to meet competitive pressures, especially those pressures related to DOCSIS and other standard based modems. In addition, the sales mix between our headend equipment and modems also affects our gross margin. Sales of our cable modems yield lower gross margins than do sales of our headend equipment, and sales of our DOCSIS cable modems currently yield substantially lower margins than do sales of our proprietary cable modems. We anticipate that our sales mix will continue to be weighted toward cable modems during 2000 and increasingly toward our lower margin DOCSIS cable modems. If the price declines are not offset by a decline in the costs of manufacturing our cable modems due to engineering delays in introducing our cost reduced modems or in getting certified by various standards bodies or an increase in sales of higher margin telephone and office cable modems, our gross margin will be adversely affected.

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

In response to the intense competition for qualified personnel in the San Francisco Bay Area, we have opened up a research facility in Ireland and a customer service center in The Netherlands and are exploring setting up additional centers in other locations. If we are unable to effectively manage and coordinate these development and customer service activities in these widely dispersed areas, our business may be adversely affected.

Competitors and others have in the past and may in the future attempt to recruit our employees. We do not have employment contracts with any of our key personnel. We are experiencing higher turnover than in 1999 due to increased competition for qualified personnel. We do not maintain key person life insurance on our key personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could negatively affect our business.


We may be subject to risks associated with acquisitions.

We continually evaluate strategic acquisitions of other businesses. We have entered into a definitive agreement to acquire GADline Ltd., an Israeli developer of integrated end-to-end system solutions delivering telephone and high-speed data over a hybrid fiber-coaxial (HFC) infrastructure. If we are able to consummate this or other acquisitions, we would be subject to a number of risks, including:

-  difficulty in assimilating the acquired operations and personnel;
-  limits on our ability to retain the acquired customers;
- risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
-  disruption of our ongoing business; and
- limits on our ability to successfully incorporate acquired technology and rights into our service offerings and sell the acquired products.

We may not be able to successfully overcome potential problems encountered with the GADline acquisition or other potential acquisitions. In addition, GADline or other acquisitions could materially adversely affect our operating results by diluting our stockholders' equity, causing us to incur additional debt, incurring significant immediate expenses related to write-offs, or incurring amortization of acquisition expenses and acquired assets.


We must reduce the cost of our cable modems to remain competitive.

Certain of our competitors' cable modems are priced lower than our cable modems. As headend equipment becomes more widely deployed, the price of cable modems and related equipment will continue to decline. In particular, industry standards, including the DOCSIS standard in North America, has caused increased price competition for cable modems.

We may not be able to continually reduce the costs of manufacturing our cable modems sufficiently to enable us to lower our modem prices and compete effectively with other cable modem suppliers. In addition we may not be able to get our DOCSIS modems certified in a timely manner by various standards bodies including CableLabs. If we are unable to reduce the manufacturing costs of our cable modems, our gross margin and operating results would be harmed.


We have a short operating history, have incurred net losses since our inception and expect future losses.

We did not commence product shipments until April 1997. As a result, we have only a limited operating history upon which you may evaluate our prospects or us. We have incurred net losses since inception and expect to continue to operate at a loss through at least fiscal 2000. To achieve profitable operations on a continuing basis, we must successfully design, develop, test, manufacture, introduce, market and distribute our products on a broad commercial basis and secure higher revenues and gross profit.

Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include the following:

- cable operators' success and timeliness in the installation of subscriber site equipment;
-  our ability to meet competitive pricing pressures;
-  the rate at which cable operators upgrade their cable plants;
- our ability and the ability of cable operators to coordinate timely and effective marketing campaigns with the availability of upgrades;
- cable operators' success in marketing data-over-cable services and our modems to subscribers; and
- cable operators' success in setting prices for data transmission installation service.

Due to these factors, we cannot forecast with any degree of accuracy what our revenues will be or how quickly cable operators will adopt our systems and buy our cable modems. Therefore, we may not achieve, or be able to sustain, profitability.


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

The DOCSIS standard has achieved substantial market acceptance in North America. Conformance with the DOCSIS standard is being determined through certification tests performed by CableLabs. On December 9, 1999 CableLabs certified two models of our DOXport cable modem product line representing four modems for use with DOCSIS cable networks. On March 9, 2000 CableLabs certified a DOCSIS modem supplied by our OEM supplier. As we continue to enhance current DOCSIS products and develop new products and as the evolution of the DOCSIS standard continues we may incur additional costs associated with making our cable modems compliant with various versions of the DOCSIS standard. Additionally, we cannot assure you that future enhancements or new DOCSIS product offerings will be CableLabs certified according to our anticipated schedule, or that if certified, will meet with market acceptance.

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

The market for high-speed data transmission services has several competing technologies which offer alternative solutions.
Technologies which compete with our solution include the following:

-  telephone company-related wireline technologies such as:
      -  dial-up (analog modems);
      - digital subscriber line, known as DSL , ADSL, among others; and
      -  integrated services digital network, known as ISDN.

-  wireless technologies such as:
      -  local multipoint distribution service, known as LMDS;
      - multi-channel multipoint distribution service, commonly known as MMDS;
      -  direct satellite.

-  fiber optic technologies such as:
      -  fiber to a residence; and
      -  fiber to a multi-dwelling unit.

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

In addition to currency fluctuation risks, international operations involve a number of risks not typically present in domestic operations. These risks may be heightened if the acquisition of GADline Ltd., an Israeli company, is consummated. These risks include the following:

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

There has been a trend toward industry consolidation for several years, which has continued through the first quarter of 2000. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide increasingly stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results and financial condition. Additionally we believe that industry consolidation may lead to fewer larger possible customers. If we are unable to maintain our current customers or secure additional customers our business could be adversely affected.


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

Additionally, we may choose to structure acquisitions or other transactions by issuing additional Com21 common stock or warrants or options to purchase Com21 stock that would have a dilutive affect on the common stock currently outstanding. Although we anticipate these types of transactions will increase the overall value of Com21, Inc., they may have an adverse affect on the market price of our common stock.


This Form 10-Q contains forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

This Form 10-Q contains forward-looking statements that have been made under the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs, and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Form 10-
Q. We undertake no obligation to update these statements or publicly release the result of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity. Com21 maintains an investment portfolio consisting mainly of government and corporate debt obligations purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2000, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Com21 is also exposed to market price risk on an investment in a marketable equity security held as an available-for-sale investment. This investment is in a publicly traded company in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $434,000 decrease in the fair value of the investment in the marketable equity security as of March 31, 2000.

Com21 also has fixed rate debt obligations of approximately
$724,000 at March 31, 2000, that have no interest rate risk. The fixed rates on such obligations was 13% during the first quarter of 2000.

PART II:   OTHER INFORMATION

Item 1	Legal Proceedings

	None

Item 2	Changes in Securities and Use of Proceeds

	Not applicable

Item 3	Defaults upon Senior Securities

	None

Item 4	Submission of Matters to a Vote of Security Holders

	None

Item 5	Other Information

	None

Item 6	Exhibits and Reports on Form 8-K.

	a)	Exhibits

		 Exhibit
		 Number		Description
		 27.1		Financial Data Schedule

	b)	Reports on Form 8-K
		The Company filed a report on Form 8-K to announce the signing of a definitive acquisition agreement with GADline, Ltd.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





			Com21, Inc.



Date:   May 15, 2000                           By: /s/ David L. Robertson
      -----------------                           ------------------------
                                                       David L. Robertson
                                                       Chief Financial Officer
                                                       Vice President, Finance