Form 10-Q
period 2000-06-30
COM21 INC
filed 2000-08-15
CIK 945379

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

                                      or

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to ___________________


                      Commission File Number: 000-2409

                                 Com21, Inc.
            (Exact name of registrant as specified in its charter)


                Delaware                             94-3201698
    _______________________________       _______________________________
    (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)

                               750 Tasman Drive
                         Milpitas, California  95035
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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 21,992,982 as of June 30, 2000.


                                 COM21, INC.
                                   INDEX

PART I: FINANCIAL INFORMATION                                             Page


Item 1  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - June 30, 2000 and
        December 31, 1999                                                   3

        Condensed Consolidated Statements of Operations and Comprehensive
        Loss - Three and Six Months ended June 30, 2000 and 1999            4

        Condensed Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 2000 and 1999                                        5

        Notes to Condensed Consolidated Financial Statements                6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           8

Item 3  Quantitative and Qualitative Disclosures About Market Risk         21

PART II: OTHER INFORMATION

Item 1  Legal Proceedings                                                  21

Item 2  Changes in Securities and Use of Proceeds.                         21

Item 3  Defaults Upon Senior Securities                                    22

Item 4  Submission of Matters to a Vote of Security Holders                22

Item 5  Other Information                                                  22

Item 6  Exhibits and Reports on Form 8-K                                   22

        Signature                                                          23

In addition to historical information, this Form 10-Q contains forward-looking statements including statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at "Risk Factors" and in the "Risk Factors" section of Com21's Annual Report on Form 10-K dated March 24, 2000 as filed with the SEC. While this outlook represents our current judgement on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Com21 undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Risk Factors" below as well as "Risk Factors" in Com21's Annual Report on Form 10-K dated March 24, 2000 as filed with the SEC.


PART I:  FINANCIAL INFORMATION
Item 1   Financial Statements

                                 COM21, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and par value amounts)
                                 (Unaudited)

                                                          June 30,  December 31,
ASSETS                                                      2000        1999
                                                         __________  __________
Current assets:
   Cash and cash equivalents                             $  40,739   $  16,499
   Short-term investments                                   35,305      89,524
   Accounts receivable                                      32,250      19,207
   Inventories                                               6,206       4,518
   Prepaid expenses and other                                4,097       2,924
                                                         __________  __________
      Total current assets                                 118,597     132,672
Investments                                                 14,986           -
Property and equipment, net                                 10,540       8,198
Other assets                                                 2,493         296
                                                         __________  __________
      Total Assets                                       $ 146,616   $ 141,166
                                                         ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $  19,727   $  12,870
   Accrued compensation and related benefits                 3,982       3,732
   Deferred revenue                                            286         317
   Other current liabilities                                 4,734       2,982
   Current portion of capital lease                            473         538
                                                         __________  __________
      Total current liabilities                             29,202      20,439
Deferred rent                                                  297         304
Capital lease obligations                                       86         345
                                                         __________  __________
      Total Liabilities                                     29,585      21,088
                                                         __________  __________
Stockholders' equity:
   Common stock, $0.001 par value, 40,000,000 shares
      authorized; 21,992,982 and 21,619,172 issued and
      outstanding at June 30, 2000 and December 31, 1999        22          22
   Additional paid-in capital                              183,321     179,138
   Deferred stock compensation                                (700)       (230)
   Accumulated deficit                                     (65,180)    (59,016)
   Accumulated other comprehensive income (loss)              (432)        164
                                                         __________  __________
      Total Stockholders' Equity                           117,031     120,078
                                                         __________  __________
      Total Liabilities and Stockholders' Equity         $ 146,616   $ 141,166
                                                         ==========  ==========

See notes to condensed consolidated financial statements.


                                 COM21, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                    Three Months Ended      Six Months Ended
                                        June 30,                 June 30,
                                    2000        1999        2000        1999
                                 __________  __________  __________  __________
Revenues                          $ 51,358    $ 21,542    $ 92,914    $ 40,756
Cost of revenues                    37,322      13,115      66,314      23,861
                                 __________  __________  __________  __________
Gross profit                        14,036       8,427      26,600      16,895
                                 __________  __________  __________  __________

Operating expenses:
   Research and development         10,399       7,029      18,882      13,929
   Sales and marketing               6,552       3,963      12,673       7,193
   General and administrative        2,182         956       3,982       1,796
                                 __________  __________  __________  __________
      Total operating expenses      19,133      11,948      35,537      22,918
                                 __________  __________  __________  __________

Loss from operations                (5,097)     (3,521)     (8,937) 	(6,023)

Total other income, net              1,356       1,386       2,795       2,304
                                 __________  __________  __________  __________
Loss before income taxes            (3,741)     (2,135)     (6,142)     (3,719)

Provision for income taxes               -          18          22          55
                                 __________  __________  __________  __________
Net loss                            (3,741)     (2,153)     (6,164)     (3,774)

Other comprehensive loss,
net of tax:
   Unrealized gain (loss) on
   available-for-sale investments     (392)      1,072        (596)      1,019
                                 __________  __________  __________  __________
Comprehensive loss               $  (4,133)  $  (1,081)  $  (6,760)  $  (2,755)
                                 ==========  ==========  ==========  ==========

Net loss per share,
   basic and diluted             $   (0.17)  $   (0.10)  $   (0.28)  $   (0.19)
                                 ==========  ==========  ==========  ==========
Shares used in computation,
   basic and diluted                21,931      21,299      21,847      20,386
                                 ==========  ==========  ==========  ==========

See notes to condensed consolidated financial statements


                                 COM21, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            2000        1999
                                                         __________  __________
Cash used in operating activities:
   Net loss                                              $  (6,164)  $  (3,774)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                          2,824       1,988
      Deferred rent                                             25          18
      Gain on sales and maturities of investments             (362)       (648)
      Changes in operating assets and liabilities:
         Accounts receivable                               (13,043)     (8,187)
         Inventories                                        (1,688)      1,849
         Prepaid expenses and other                         (1,173)     (1,860)
         Other assets                                       (2,197)        (28)
         Accounts payable                                    6,857       2,669
         Accrued compensation and related benefits             250       1,740
         Deferred revenue                                      (31)        146
         Other current liabilities                           1,720         607
                                                         __________  __________
      Net cash used in operating activities                (12,982)     (5,480)
                                                         __________  __________
Cash flows from investing activities:
      Proceeds from sale of investments                     92,805      89,993
      Purchases of investments                             (53,806)    (96,477)
      Purchases of property and equipment                   (4,418)     (2,210)
                                                         __________  __________
      Net cash provided by (used in) investing activities   34,581      (8,694)
                                                         __________  __________
Cash flows from financing activities:
      Proceeds from issuance of stock, net                       -      54,330
      Proceeds from exercise of stock options, net           2,965       1,271
      Repayments under capital lease obligations              (324)       (515)
      Repayments on debt obligations                             -        (110)
                                                         __________  __________
      Net cash provided by financing activities              2,641      54,976
                                                         __________  __________

Net increase in cash and cash equivalents                   24,240     	40,802
Cash and cash equivalents at beginning of period            16,499       7,135
                                                         __________  __________
Cash and cash equivalents at end of period               $  40,739   $	47,937
                                                         ==========  ==========
Noncash investing and financing activities:
   Deferred stock compensation                           $   1,218   $       -
                                                         ==========  ==========
   Unrealized (gain) loss on available-for-sale
      investments, net                                   $     596   $  (1,019)
                                                         ==========  ==========

See notes to condensed consolidated financial statements


                                 COM21, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2000
                                 (Unaudited)

1.  Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Com21's financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Form 10-K dated March 24, 2000 as filed with the SEC.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the fourth quarter of fiscal 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Our management has not completed its evaluation of the effects, if any, that SAB 101 will have on the Company's income statement presentation, operating results or financial position.

2.  Inventories

Inventories consist of (in thousands):
                                                          June 30,  December 31,
                                                            2000        1999
                                                         __________  __________
   Raw materials and sub-assemblies                      $   4,706   $     917
   Work-in-process                                             226         326
   Finished goods                                            1,274       3,275
                                                         __________  __________
   Total                                                 $   6,206   $   4,518
                                                         ==========  ==========


3.  Stockholders' Equity

Net Loss Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

                                                              Three Months
                                                             Ended June 30,
                                                            2000        1999
                                                         __________  __________
   Net Loss (Numerator):
      Net loss, basic and diluted                        $  (3,741)  $  (2,153)
                                                         __________  __________
   Shares (Denominator):
      Weighted average common shares outstanding            21,951  	21,380
      Weighted average common shares outstanding
         subject to repurchase                                 (20)        (81)
                                                         __________  __________
      Shares used in computation, basic and diluted         21,931      21,299
                                                         __________  __________
   Net Loss Per Share, Basic and Diluted                 $   (0.17)  $   (0.10)
                                                         ==========  ==========




                                                                Six Months
                                                             Ended June 30,
                                                            2000        1999
                                                         __________  __________
    Net Loss (Numerator):
      Net loss, basic and diluted                        $   (6,164) $  (3,774)
                                                         ___________ __________
   Shares (Denominator):
      Weighted average common shares outstanding             21,871 	20,484
      Weighted average common shares outstanding
         subject to repurchase                                  (24)       (98)
                                                         ___________ __________
      Shares used in computation, basic and diluted          21,847     20,386
                                                         ___________ __________
   Net Loss Per Share, Basic and Diluted                 $    (0.28) $   (0.19)
                                                         =========== ==========

During the three months and six months ended June 30, 2000 and 1999, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at June 30, 2000: warrants to purchase 75,000 shares of common stock; 14,549 outstanding shares of common stock subject to repurchase; and options to purchase 4,681,129 shares of common stock.

4.  Subsequent Events

On July 3, 2000, the Company completed the acquisition of the privately held GADline Ltd., a leading developer of integrated end-to-end system solutions delivering telephone and high-speed data over a hybrid fiber-coaxial (HFC) infrastructure. The acquisition will be accounted for as a purchase. Com21 issued approximately 2.5 million shares of common stock in consideration for all of GADline's shares. An additional 350,000 shares of Com21's common stock may be issued to GADline shareholders upon completion of predefined milestones through December 31, 2000. Com21 also issued approximately 267,000 common stock options relating to the assumption of the GADline option plan.

On July 6, 2000, the Company completed the acquisition of the privately held BitCom, Inc., an engineering consulting firm. The acquisition will be accounted for as a purchase. The consideration consisted of $4.0 million in cash. An additional 295,000 shares of Com21's common stock may be issued upon the occurrence of certain specified future events. Com21 also issued approximately 100,000 common stock options relating to the assumption of the BitCom option plan.


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

Overview
Com21, Inc., is a leading global supplier of system solutions for the
broadband access market.   Com21's products enable domestic and
international cable operators to provide high-speed, cost-effective Internet access, reduce operating costs, and maximize revenue opportunities in a variety of subscriber markets - including corporate telecommuters, small businesses, and private homes. We develop headend equipment, subscriber cable modems, network management software, and noise containment technologies, all designed to support the ATM, DOCSIS and Digital Video Broadcasting (DVB) industry standards. Since inception, we have shipped approximately 1,200 headend controllers and more than 708,000 cable modems through June 30, 2000. In the North American market, we sell directly to cable operators and systems integrators. Internationally, we sell primarily to systems integrators, who in turn sell to cable operators.

Com21 was incorporated in Delaware in June 1992. Our principal executive offices are located at 750 Tasman Drive, Milpitas, California 95035 and our telephone number at that address is (408) 953-9100. We can also be reached at our Web site http://www.Com21.com.

Results of Operations
Total Revenues - Total revenues increased 138% from $21.5 million in the second quarter of 1999 to $51.4 million in the second quarter of 2000, and increased 128% from $40.8 million for the first six months of 1999 to $92.9 million for the first six months of 2000. We experienced revenue growth in both cable modems and headend products over the comparable quarter and six month period in the prior year. Unit sales of all our cable modem products increased 201% from the second quarter of 1999, as we experienced strong demand for our ATM and DOCSIS cable modems. Although we anticipate continued revenue growth associated with our cable modems, we anticipate that this growth could be constrained due to industry wide component shortages and the inability of our OEM modem supplier to meet all of its shipping commitments. Revenues associated with our ATM headend products increased from $4.0 million in the second quarter of 1999 to $11.4 million in the second quarter of 2000 due to strong demand in the European and Asian markets.

Cable modem sales accounted for 77% of total revenue in the second quarter of 2000 as compared to 78% of total revenue in the second quarter of 1999 and 81% of total revenue for the first six months of 2000 as compared to 71% for the first six months of 1999. The average sales price of all cable modems declined from the second quarter of 1999 to the second quarter of 2000 due to planned price reductions to meet competitive pricing pressures and product mix as we are selling more of our lower priced DOCSIS modems. We anticipate that the average sales price of cable modems will continue to decline moderately during the remainder of 2000. The average sales price of headend equipment also declined from the second quarter of 1999 to the second quarter of 2000 due to planned price reductions. We anticipate continued pricing pressure on our headend equipment and declines in our average sales price of headend products.

During the quarter ended June 30, 2000, international sales accounted for 69% of total revenues, increasing from the 45% experienced in the second quarter of 1999. During the six months ended June 30, 2000, international sales accounted for 67% of total revenues, increasing from the 45% experienced in the first six months of 1999. The increase is due to strong demand in Europe and Asia for both of our proprietary and DOCSIS cable modems.

Gross Margins - Gross margins decreased from 39% in the second quarter of 1999 to 27% in the second quarter of 2000, and decreased from 42% during the first six months of 1999 to 29% during the first six months of 2000. The decrease in margins is primarily due to the mix of product sold. As noted above cable modem sales accounted for 81% of total revenue in the first half of 2000 as compared to 71% of total revenue in the first half of 1999. Additionally, revenue from our DOCSIS cable modems has become a more significant portion of our total cable modem revenue. Cable modems have lower margins than our headend products and our DOCSIS cable modems currently have lower margins than our proprietary cable modems.

During the third quarter of 2000 we anticipate margin pressure to continue from increasing sales of our DOCSIS cable modems and a higher cost for our OEM modem. As these lower margin modems become a higher percentage of our total cable modem revenue, we anticipate our total margin percent will decline. We do not anticipate receiving a substantial benefit from our cost reduced DOCSIS modems until late in 2000.

Research and Development - Research and development expenses increased 48% from $7.0 million in the second quarter of 1999 to $10.4 million in the second quarter of 2000, and increased 36% from $13.9 million during the first six months of 1999 to $18.9 million during the first six months of 2000. The increase was attributable to higher costs related primarily to increased personnel, consulting and project related costs. The increase in personnel costs were a result of expansion in our own employee base as we continued to focus our efforts on developing new products and enhancing our current products. We expect these expenses to increase in absolute dollars in the future as we continue to invest in research and development in our basic products and expand into wireless markets.

Sales and Marketing - Sales and marketing expenses increased 65% from $4.0 million in the second quarter of 1999 to $6.6 million in the second quarter of 2000, and increased 76% from $7.2 million during the first six months of 1999 to $12.7 million during the first six months of 2000. The increase was primarily due to higher costs associated with increased personnel in sales and marketing organizations necessary to support the expansion of our sales force in both domestic and international areas. Also, the increase was due to an increase in commissions related to higher sales and additional marketing programs. We expect sales and marketing expenses to increase in absolute dollars in the future as we develop additional marketing programs and product channels for our DOCSIS and DVB products.

General and Administrative - General and administrative expenses increased 128% from $956,000 in the second quarter of 1999 to $2.2 million in the second quarter of 2000, and increased 122% from $1.8 million during the first six months of 1999 to $4.0 million during the first six months of 2000. We expect general and administrative expenses to show a moderate increase in absolute dollars as we continue to add personnel and incur additional costs related to the growth of our business and to build out our infrastructure.

Total Other Income, Net - Total other income, remained relatively consistent at $1.4 million in the second quarter of 2000 and 1999, and increased from $2.3 million during the first six months of 1999 to $2.8 million during the first six months of 2000. The increase in the six month periods was attributable to earnings on higher cash balances available and higher interest rates during the second quarter of 2000.

Liquidity and Capital Resources
At June 30, 2000, our cash and cash equivalents and investments were $91.0 million, compared to $106.0 million at December 31, 1999, a decrease of $15.0 million. The decrease is primarily a result of cash used in operations of $13.0 million and cash used for purchases of property and equipment of $4.4 million. Cash outflows from operations is due primarily to an increase in accounts receivable, inventory, prepaid expenses and other assets of $18.1 million and the net loss of $3.6 million after non-cash items offset by an increase to accounts payable and other current liabilities of $8.9 million. The cash outflow from operating activities and purchases of property was offset by cash inflow from the net proceeds from sales of investments of $39.0 million, and the proceeds of exercise of stock options of $3.0 million. Our capital requirements primarily relate to the working capital requirements and investments in property and equipment. We have funded operations primarily through public offerings of common stock and private sales of common and preferred stock.

Other than capital lease commitments, we have no material commitments for capital expenditures. However, we anticipate an increase in capital expenditures and lease commitments consistent with anticipated growth in operations which include GADline, Inc. and BitCom, Inc. acquisitions, infrastructure and personnel. We intend to establish sales offices and lease additional space, which will require us to commit to additional lease obligations, purchase or lease equipment and install leasehold improvements. We are continuing to upgrade and invest in information technology which will increase capital and software expenditures and consulting costs.

Going forward, we intend to make cash investments or exchange Com21 stock for investments in various companies to secure development resources and/or access to various product lines. We may also more aggressively pursue market opportunities that leverage our technology platform. These activities, if pursued, will result in a significant use of cash resources.

We believe our current cash and cash equivalents and investments will be sufficient to meet anticipated cash requirements for the next twelve months, although we may seek to raise additional capital during that time period.


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

We are currently experiencing significant delays in shipments from our OEM modem supplier and shortages of certain components.

We are currently experiencing delays in shipment from our OEM modem supplier because of a market shortage of tuners and flash memory, and an industry wide shortage of components could impact our modem shipments.
If we are unable to purchase OEM modems or key components from our vendors at a high enough volume to meet demand, or qualify and secure additional sources of supply, we will be unable to meet our production and delivery schedules and revenue will be adversely affected.

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

Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

- key component shortages or failures from our suppliers in providing necessary materials and modems;
- delays in introducing standards based products that are certified as meeting the specifications of various approval organizations;
- new product introductions by us or by our competitors;
- variations in the timing of orders and shipments of our products;
- variations in the size of orders by our customers;
- the timing of upgrades of cable plants;
- variations in capital spending budgets of cable operators;
- delays in obtaining regulatory approval for commercial deployment of cable modem systems; and
- general economic conditions and economic conditions specific to the cable and electronic data transmission industries.

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

A variety of factors affect our gross margin, including the following:

- the effectiveness of our cost reduction efforts;
- the sales mix within a product group, especially between proprietary and DOCSIS modems;
- the average selling prices of our products;
- component prices we secure from our vendors;
- the sales mix between our headend equipment and cable modems;
- the volume of products manufactured; and
- the distribution channel or customer mix.

In the past we have experienced declines in the average selling price of our cable modems and headend equipment. We expect average sales prices of our modems and headend equipment will continue to show decreases to meet competitive pressures, especially those pressures related to DOCSIS and other standards based modems. In addition, the sales mix between our headend equipment and modems also affects our gross margin. Sales of our cable modems yield lower gross margins than do sales of our headend equipment, and sales of our DOCSIS cable modems currently yield substantially lower margins than do sales of our proprietary cable modems. We anticipate that our sales mix will continue to be weighted toward cable modems during 2000 and increasingly toward our lower margin DOCSIS cable modems. If the price declines are not offset by a decline in the costs of manufacturing our cable modems due to engineering delays in introducing our cost reduced ATM and DOCSIS modems or in getting certified by various standards bodies or an increase in sales of higher margin telephone and office cable modems, our gross margin will be adversely affected.

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

The technical innovations required for us to remain competitive are inherently complex, require long development cycles, are dependent in some cases on sole source suppliers and require us, in some cases, to license technology from others. We must continue to invest in research and development to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most expenses must be incurred before the technological feasibility or commercial viability can be ascertained. Revenues from future products or product enhancements may not be sufficient to recover the development costs associated with the products or enhancements.

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

In response to the intense competition for qualified personnel in the San Francisco Bay Area, we have opened up development facilities in Ireland and New York, and a customer service center in The Netherlands and are exploring setting up additional centers in other locations.

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

Subsequent to June 30, 2000, we acquired GADline Ltd., an Israeli developer of integrated end-to-end system solutions delivering telephone and high-speed data over a hybrid fiber-coaxial infrastructure, and BitCom, Inc., an engineering consulting firm, specializing in wireless, satellite, and networking engineering. We continually evaluate strategic acquisitions of other businesses. The process of integrating any acquired business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:

- assimilating the acquired operations and personnel;
- limits on our ability to retain the acquired customers;
- risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
- disruption of our ongoing business;
- limits on our ability to successfully incorporate acquired technology and rights into our service offerings and sell the acquired products; and
- implementation of controls, procedures and policies appropriate for a larger public group of companies that prior to acquisition had been smaller, private companies.

We have very limited experience in managing the integration process. Moreover, we may not be able to successfully overcome potential problems encountered with these acquisitions or other potential acquisitions. In addition, future acquisitions could materially adversely affect our operating results by diluting our stockholders' equity, causing us to incur additional debt, incurring significant immediate expenses related to write-offs, or incurring amortization of acquisition expenses and acquired assets.

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

We did not commence product shipments until April 1997. As a result, we have only a limited operating history upon which you may evaluate our prospects or us. We have incurred net losses since inception and expect to continue to operate at a loss through at least the first half of fiscal year 2001. To achieve and subsequently maintain profitable operations, we must successfully design, develop, test, manufacture, introduce, market and distribute our products on a broad commercial basis and secure higher revenues and gross profit.

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

The DOCSIS standard has achieved substantial market acceptance in North America. Conformance with the DOCSIS standard is being determined through certification tests performed by CableLabs. On December 9, 1999 CableLabs certified two models of our DOXport cable modem product line representing four modems for use with DOCSIS cable networks. On March 9, 2000 CableLabs certified a DOCSIS modem supplied by our OEM supplier. On July 20, 2000 CableLabs certified the new USB-compatible DOXport 121 cable modem to be in compliance with DOCSIS 1.0. As we continue to enhance current DOCSIS products and develop new products and as the evolution of the DOCSIS standard continues we may incur additional costs associated with making our cable modems compliant with various versions of the DOCSIS standard. Additionally, we cannot assure you that future enhancements or new DOCSIS product offerings will be CableLabs certified according to our anticipated schedule, or that if certified, will meet with market acceptance.

The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telephone companies could require us to redesign current products.

There is movement by some cable operators in Europe towards either a DVB or EuroDOCSIS standard. We currently have DVB products that we OEM from a third party supplier, but we cannot assure you that our DVB products will meet the evolving DVB specifications. Moreover, our relationship with our OEM supplier will cease on September 26, 2000. Currently, we are developing our own products to replace this source; however, these products may not be available in time for market requirement. Additionally, we cannot assure you that if a EuroDOCSIS standard obtains widespread acceptance we will be able to design and produce a EuroDOCSIS modem that meets EuroDOCSIS specifications.

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

Today, cable operators and systems integrators purchase cable modems from vendors through direct and indirect sales channels. Due to the DOCSIS standard achieving widespread market acceptance, we anticipate that the North American cable modem market may at some point shift to a consumer purchase model. If this occurs, we will sell more of our cable modems directly through consumer sales channels. Our success will then be dependent on our ability to market effectively to end users, to establish brand awareness, to set up the required channels of distribution and to have cable operator's reference sell our products. We have started to establish new distribution channels for our cable modems. We may not have the capital required or the necessary personnel, or expertise to develop these distribution channels, which could materially adversely affect our business, operating results and financial condition. To the extent that large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities would provide them with a significant competitive advantage.

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

We may not be able to install enhanced management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

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

We expect that a significant portion of our sales will continue to be in international markets for the foreseeable future. We have expanded operations in our existing international markets and intend to enter new international markets, which will demand management attention and financial commitment. In addition, a successful expansion of our international operations and sales in certain markets will require us to develop relationships with international systems integrators and distributors. We may not be able to identify, attract or retain suitable international systems integrators or distributors. We may not be able to successfully expand our international operations.

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

There has been a trend toward industry consolidation for several years, which has continued through the second quarter of 2000. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide increasingly stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results and financial condition. Additionally we believe that industry consolidation may lead to fewer larger possible customers. If we are unable to maintain our current customers or secure additional customers our business could be adversely affected.

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

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity. Com21 maintains an investment portfolio consisting mainly of government and corporate debt obligations purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2000, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Com21 is also exposed to market price risk on investments in a marketable equity securities held as available-for-sale investments. These investments are in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $1.8 million decrease in the fair value of the investments in the marketable equity securities as of June 30, 2000.

Com21 has fixed rate debt of approximately $559,000 as of June 30, 2000, that have no interest rate risk. The fixed rate on such obligations was approximately 13% during the second quarter of 2000.

PART II:   OTHER INFORMATION

Item 1	Legal Proceedings

	None

Item 2	Changes in Securities and Use of Proceeds

	None

Item 3	Defaults upon Senior Securities

	None

Item 4	Submission of Matters to a Vote of Security Holders

The following proposals were voted upon by the Company's stockholders at the Annual Stockholders' Meeting held on May 25, 2000:

1. The following persons were elected as directors of the Company to serve until the 2001 Annual Stockholders' Meeting and until their successors are elected and qualified with the votes indicated beside their respective names:

Schedule of votes cast for each director:

                                         Votes For          Votes Withheld
Peter D. Fenner                         19,989,707              230,596
Paul Baran                              19,997,159              223,144
C. Richard Kramlich                     19,994,722              225,581
Jerald L. Kent                          19,997,732              222,571
Robert C. Hawk                          19,997,525              222,778
Daniel J. Pike                          19,997,832              222,471
James Spilker Jr.                       19,946,912              273,391
Robert W. Wilmot                        19,858,152              362,151


2. A proposal to approve an amendment to Com21's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 40,000,000 to 160,000,000 shares was approved by the vote of 15,072,530 shares for; 5,122,229 shares withheld or voted against the proposal; and 25,544 shares abstained.

3. A proposal to approve the implementation of the Com21, Inc. 2000 Stock Option Plan pursuant to which 1,500,000 shares of Com21's Common Stock will be reserved for issuance to individuals in Com21's service, including officers, employees, Board members, and independent accountants was approved by the vote of 9,230,546 shares for; 3,545,636 shares withheld or voted against the proposal; 33,280 shares abstained; and 7,410,841 shares broker non-vote.

4. A proposal to approve an additional 450,000 shares of common stock to the Company's 1998 Employee Stock Purchase Plan was approved by the vote of 11,672,967 shares for; 1,112,552 shares withheld or voted against the proposal; 23,943 shares abstained; and 7,410,841 shares broker non-vote.

5. A proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was approved by the vote of 20,168,237 shares for; 26,717 shares withheld or voted against the proposal; and 25,349 shares abstained.

Item 5	Other Information

	None

Item 6	Exhibits and Reports on Form 8-K.

	a)	Exhibits

		 Exhibit
		 Number		Description
		 27.1		Financial Data Schedule

	b)	Reports on Form 8-K
                The Company filed a report with the SEC on Form 8-K on April 18, 2000 to announce the acquisition of GADline. Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       Com21, Inc.



Date:   August 14, 2000                     By:   /s/  David L. Robertson
       _________________                          _________________________
                                                       David L. Robertson
                                                       Chief Financial Officer
                                                       Vice President, Finance