Form 10-Q
period 2000-09-30
COM21 INC
filed 2000-11-03
CIK 945379

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                                     or

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to
        ___________________


                       Commission File Number: 000-2409

                                 Com21, Inc.
            (Exact name of registrant as specified in its charter)


                Delaware                            94-3201698
    ________________________________    ________________________________
    (State or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)

                              750 Tasman Drive
                         Milpitas, California  95035
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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 24,626,437 as of September 30, 2000.



                                 COM21, INC.
                                    INDEX


PART I: FINANCIAL INFORMATION                                             Page
_____________________________                                             ____

Item 1  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - September 30, 2000 and
   December 31, 1999                                                        3

   Condensed Consolidated Statements of Operations and Comprehensive
   Loss -  Three and Nine Months ended September 30, 2000 and 1999          4

   Condensed Consolidated Statements of Cash Flows - Nine Months Ended
   September 30, 2000 and 1999                                              5

   Notes to Condensed Consolidated Financial Statements                     6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          11

Item 3  Quantitative and Qualitative Disclosures About Market Risk         25


PART II: OTHER INFORMATION
__________________________

Item 1  Legal Proceedings                                                  25

Item 2  Changes in Securities and Use of Proceeds                          25

Item 3  Defaults Upon Senior Securities                                    25

Item 4  Submission of Matters to a Vote of Security Holders                26

Item 5  Other Information                                                  26

Item 6  Exhibits and Reports on Form 8-K                                   26

        Signature                                                          26

In addition to historical information, this Form 10-Q contains forward-looking statements including statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at "Risk Factors". While this outlook represents our current judgement on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Com21 undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Risk Factors" below as well as "Risk Factors" in Com21's Annual Report on Form 10-K dated March 24, 2000 as filed with the SEC.



PART I:  FINANCIAL INFORMATION
Item 1   Financial Statements

                                 COM21, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and par value amounts)
                                 (Unaudited)

                                                       September 30, December 31,
ASSETS                                                      2000        1999
                                                         __________  __________
Current assets:
  Cash and cash equivalents                              $  18,621   $  16,499
  Short-term investments                                    34,952      89,524
  Accounts receivable                                       46,982      19,207
  Inventories                                               18,831       4,518
  Prepaid expenses and other                                10,342       2,924
                                                         __________  __________
    Total current assets                                   129,728     132,672
Investments                                                 15,041           -
Property and equipment, net                                 14,838       8,198
Acquired intangibles, net                                   17,663           -
Goodwill, net                                               46,149           -
Other assets                                                 2,574         296
                                                         __________  __________
    Total Assets                                         $ 225,993   $ 141,166
                                                         __________  __________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  42,188   $  12,870
  Accrued compensation and related benefits                  5,906       3,732
  Deferred revenue                                             438         317
  Other current liabilities                                  7,837       2,982
  Current portion of capital lease and debt obligations      1,033         538
                                                         __________  __________
    Total current liabilities                               57,402   	20,439
Deferred rent                                                  292         304
Capital lease and debt obligations                              42         345
                                                         __________  __________
    Total Liabilities                                       57,736      21,088
                                                         __________  __________
Stockholders' equity:
  Common stock, $0.001 par value, 40,000,000 shares
    authorized; 24,626,437 and 21,619,172 issued
    and outstanding at September 30, 2000 and
    December 31, 1999                                           25          22
  Additional paid-in capital                               262,676     179,138
  Deferred stock compensation                               (6,614)       (230)
  Accumulated deficit                                      (89,992)    (59,016)
  Accumulated other comprehensive income (loss)              2,162         164
                                                         __________  __________
    Total Stockholders' Equity                             168,257     120,078
                                                         __________  __________

    Total Liabilities and Stockholders' Equity           $ 225,993   $ 141,166
                                                         __________  __________



See notes to condensed consolidated financial statements.

                                 COM21, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                 ______________________  ______________________
                                    2000        1999        2000        1999
                                 __________  __________  __________  __________
Revenues                         $  60,636   $  25,269   $ 153,550   $  66,025
Cost of revenues                    50,940      16,316     117,254      40,177
                                 __________  __________  __________  __________
Gross profit                         9,696       8,953      36,296      25,848
                                 __________  __________  __________  __________

Operating expenses:
  Research and development          13,858       7,728      32,740      21,657
  Sales and marketing                7,416       4,126      20,089      11,319
  General and administrative         5,242       1,060       9,224       2,856
  In-process research and
    development                      8,823           -       8,823           -
                                 __________  __________  __________  __________
    Total operating expenses        35,339      12,914      70,876      35,832
                                 __________  __________  __________  __________
Loss from operations               (25,643)     (3,961)    (34,580)     (9,984)

Total other income, net                831       1,420       3,626       3,724
                                 __________  __________  __________  __________
Loss before income taxes           (24,812)     (2,541)    (30,954)     (6,260)

Provision for income taxes               -           -          22          55
                                 __________  __________  __________  __________
Net loss                           (24,812)     (2,541)    (30,976)     (6,315)

Other comprehensive loss,
net of tax-
  Unrealized gain (loss) on
  available-for-sale investments     2,594        (310)      1,998         709
                                 __________  __________  __________  __________
Comprehensive loss               $ (22,218)  $  (2,851)  $ (28,978)  $	(5,606)
                                 __________  __________  __________  __________

Net loss per share, basic
and diluted                      $   (1.02)  $   (0.12)  $   (1.37)  $   (0.30)
                                 __________  __________  __________  __________
Shares used in computation,
basic and diluted                   24,242      21,426      22,645      20,732
                                 __________  __________  __________  __________


See notes to condensed consolidated financial statements


                                 COM21, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                         ______________________
                                                            2000        1999
                                                         __________  __________
Cash used in operating activities:
  Net loss                                               $ (30,976)  $  (6,315)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                            8,551       2,897
    In-process research and development                      8,823           -
    Deferred rent                                              (12)         19
    Gain on sales and maturities of investments               (423)     (1,038)
  Changes in operating assets and liabilities:
    Accounts receivable                                    (27,103)     (9,696)
    Inventories                                             (9,470)      2,219
    Prepaid expenses and other                              (6,785) 	(1,388)
    Other assets                                            (2,049)         (1)
    Accounts payable                                        27,457       3,173
    Accrued compensation and related benefits                1,742       1,744
    Deferred revenue                                           121         131
    Other current liabilities                                 (954)        733
                                                         __________  __________
  Net cash used in operating activities                    (31,078)     (7,522)
                                                         __________  __________
Cash flows from investing activities:
  Proceeds from sale of investments                         99,398     109,697
  Purchases of investments                                 (56,004)   (125,220)
  Purchases of property and equipment                       (8,549)     (3,772)
  Acquisition of companies net of cash acquired               (783)          -
                                                         __________  __________
    Net cash provided by (used in) investing activities     34,062     (19,295)
                                                         __________  __________
Cash flows from financing activities:
  Proceeds from issuance of stock, net                           -      54,330
  Proceeds from exercise of stock options, net               3,651       1,524
  Repayments under capital lease obligations                  (457)       (739)
  Repayments on debt obligations                            (4,056)       (198)
                                                         __________  __________
    Net cash provided by financing activities                 (862)     54,917
                                                         __________  __________

Net increase in cash and cash equivalents                    2,122	28,100
Cash and cash equivalents at beginning of period            16,499       7,135
                                                         __________  __________
Cash and cash equivalents at end of period               $  18,621   $  35,235
                                                         __________  __________
Noncash investing and financing activities:
  Deferred stock compensation                            $   1,088   $       -
                                                         __________  __________
  Unrealized (gain) loss on available-for-sale
  investments, net                                       $  (1,998)  $    (709)
                                                         __________  __________


See notes to condensed consolidated financial statements


                                 COM21, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2000
                                 (Unaudited)

1.  Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Com21's financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Form 10-K dated March 24, 2000 as filed with the SEC.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company beginning in the first quarter of fiscal year 2001. Based on management's preliminary review of contracts, agreements and investments we believe that this statement will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

2.  Inventories

Inventories consist of (in thousands):

                                                       September 30, December 31,
                                                            2000        1999
                                                         __________  __________
        Raw materials and sub-assemblies                 $   8,282   $     917
        Work-in-process                                      6,132         326
        Finished goods                                       4,417       3,275
                                                         __________  __________
                                                         $  18,831   $   4,518
                                                         __________  __________


3.  Stockholders' Equity

Net Loss Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

                                                          Three Months Ended
                                                             September 30,
                                                            2000        1999
                                                         __________  __________
	Net Loss (Numerator):
          Net loss, basic and diluted                    $ (24,812)  $  (2,541)
                                                         __________  __________
	Shares (Denominator):
          Weighted average common shares outstanding        24,479      21,477
          Weighted average common shares outstanding
          subject to repurchase                               (237)        (51)
                                                         __________  __________
        Shares used in computation, basic and diluted       24,242      21,426
                                                         __________  __________
        Net Loss Per Share, Basic and Diluted            $   (1.02)  $   (0.12)
                                                         __________  __________


                                                           Nine Months Ended
                                                             September 30,
                                                            2000        1999
                                                         __________  __________
	Net Loss (Numerator):
          Net loss, basic and diluted                    $ (30,976)  $  (6,315)
                                                         __________  __________
	Shares (Denominator):
          Weighted average common shares outstanding        22,740      20,814
          Weighted average common shares outstanding
          subject to repurchase                                (95)        (82)
                                                         __________  __________
        Shares used in computation, basic and diluted       22,645      20,732
                                                         __________  __________
        Net Loss Per Share, Basic and Diluted            $   (1.37)  $   (0.30)
                                                         __________  __________

During the three months and nine months ended September 30, 2000 and 1999, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at September 30, 2000: warrants to purchase 75,000 shares of common stock; 5,665 outstanding shares of common stock subject to repurchase; 245,000 shares of common stock subject to forfeiture; and options to purchase 5,571,266 shares of common stock.

4.  Acquisitions

GADline Ltd.,

On July 3, 2000, pursuant to a Share Purchase Agreement dated April 18, 2000 by Com21, Inc. and GADline, Ltd. (GADline), an Israeli company, GADline was merged with and into Com21. GADline develops, manufactures and markets innovative, fully managed networking solutions that deliver high-speed data and telephony services over a hybrid fiber coaxial infrastructure.

Pursuant to the GADline Agreement, the shareholders of GADline received an aggregate of 2,281,750 shares of Com21 common stock, all outstanding GADline options converted into options to purchase approximately 232,000 shares of Com21 common stock. An additional 350,000 shares of Com21 common stock may be issued to GADline shareholders upon completion of predefined milestones through December 31, 2000. The fair value of the contingent shares will be measured upon achievement of the predefined milestones and will be accounted for as additional purchase price. Com21 also assumed certain operating assets and liabilities of GADline. The acquisition was treated as a purchase for accounting purposes. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The approximate purchase price was determined to be $73,607,000. The consolidation of the assets and liabilities affected the Company's balance sheet at September 30, 2000, as depicted in the following tables (in thousands):

        Total purchase price:
          Common Stock                                   $  67,340
          Options assumed                                    3,207
          Acquisition expenses                               3,060
                                                         __________
                                                         $  73,607
                                                         __________
        Purchase price allocation:

          Fair market value of net tangible assets
            acquired of GADline at June 30, 2000         $   3,240

          Intangible assets acquired:
            Customer base                                      239
            Workforce-in-place                               1,564
            Tradename                                        1,111
            Core technology                                  9,114
            Current technology                               6,038
            In-process research & development                8,823
            Goodwill                                        43,478
                                                         __________
                                                         $  73,607
                                                         __________

Purchased technology, other intangibles and goodwill are amortized over their estimated useful lives, generally three to five years.

Com21 recorded a one-time charge of $8.8 million in the third quarter of 2000 for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. Management believes that the in-process research and development has no alternative future use.

The in-process development project is an integrated network solution for data and voice over Internet protocol. At the time of acquisition, estimated costs to complete the development were approximately $9.0 million. Management expects that product being developed will become available for sale in fiscal 2001; however, no assurances can be given. Cost incurred on the project to date is approximately $9.3 million. Failure to reach successful completion of this project could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition or results of operations.

Significant assumptions used to determine the value of in-process technology included several factors, including the following. First, an income approach that focuses on the income producing capability of the acquired technology, and best represents the present value of the future economic benefits expected to derive from them. Second, a forecast of net cash flows that were expected to result from the development effort, using projections prepared by Com21's management. Third, a discount rate of approximately 25% was computed after analysis of the risk of an investment in GADline and considered the implied rate of the transaction and the weighted average cost of capital.

BitCom, Inc.,

On July 6, 2000, pursuant to a Share Purchase Agreement dated June 22, 2000 by Com21, Inc., a Delaware corporation, and BitCom, Inc. (BitCom), a Delaware company, with facilities in Maryland was merged with and into Com21. BitCom is an engineering consulting and development team specializing in the fields of wired and wireless telecommunications, satellite, and networking engineering.

Com21 acquired all of the outstanding shares of BitCom for an aggregate purchase price of $4,000,000 in cash. Additionally, Com21 assumed 100,000 options to purchase BitCom stock that will become options to purchase 100,000 shares of Com21 common stock. Com21 also issued 245,000 shares of common stock to former BitCom employees who have executed Employment Agreements with Com21 that will be restricted with regard to transfer and may be forfeited if such employees do not reach certain milestones. An additional 50,000 shares of Com21's common stock may be issued to former BitCom employees upon completion of predefined milestones through December 31, 2000. The fair value of the contingent milestones will be measured upon achievement of the predefined milestones and will be accounted for as stock compensation. Com21 also assumed certain operating assets and liabilities of BitCom. The acquisition was treated as a purchase for accounting purposes. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The approximate purchase price was determined to be $5,678,000. The consolidation of the assets and liabilities affected the Company's balance sheet at September 30, 2000, as depicted in the following tables (amounts in thousands):

        Total purchase price:
          Cash                                           $   4,000
          Options assumed                                    1,478
          Acquisition expenses                                 200
                                                         __________
                                                         $   5,678
                                                         __________
        Purchase price allocation:

          Fair market value of net tangible assets
            acquired of BitCom at June 30, 2000          $     256

          Intangible assets acquired:
            Workforce-in-place                                 536
            Goodwill                                         4,886
                                                         __________
                                                         $   5,678
                                                         __________

Com21 recorded the related amortization for the workforce-in-place and goodwill during the quarter ended September 30, 2000.
Workforce-in-place and goodwill are amortized over their estimated useful lives, generally five years.


Pro Forma Financial Results

The following selected unaudited pro forma combined results of operations for the nine months ended September 30, 2000 and 1999 of Com21, GADline and BitCom have been prepared assuming that the acquisitions occurred at the beginning of the periods presented.
The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                            Nine Months Ended
                                                              September 30,
                                                            2000        1999
                                                         __________  __________
        Revenue                                          $  63,457   $  28,199
        Net loss                                           (30,714)     (4,736)
        Net loss per share                                   (1.25)      (0.20)
        Shares used in calculation of net loss per share    24,513      23,953

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill and deferred stock compensation associated with the acquisition. The $8.8 million charge for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.


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

Overview
We are a leading global supplier of system solutions for the
broadband access market.   Our products enable domestic and
international cable operators to provide high-speed, cost-effective
Internet access, reduce operating costs, and maximize revenue opportunities in a variety of subscriber markets - including corporate telecommuters, small businesses, and private homes. We develop headend equipment, subscriber cable modems, network
management software, and noise containment technologies, all designed to support the ATM, DOCSIS, Euro-DOCSIS and Digital Video
Broadcasting (DVB) industry standards. In the North American market, we sell directly to cable operators and systems integrators.
Internationally, we sell primarily to systems integrators, who in turn sell to cable operators.

Com21 was incorporated in Delaware in June 1992. Our principal executive offices are located at 750 Tasman Drive, Milpitas, California 95035 and our telephone number at that address is (408)
953-9100. We can also be reached at our Web site http://www.Com21.com.

Acquisitions

GADline

On July 3, 2000 we completed an acquisition to acquire GADline, Ltd.
(GADline), an Israeli company. GADline develops, manufactures and markets innovative, fully managed networking solutions that deliver high-speed data and telephony services over a hybrid fiber coaxial infrastructure. In exchange for all outstanding shares of GADline's capital stock we issued 2,281,750 shares of Com21 common stock and assumed all outstanding GADline options by issuing options to purchase approximately 232,000 shares of Com21 common stock. The transaction was accounted for as a purchase. Of the approximate
$74.0 million in purchase price, $8.8 million was allocated to in-process research and development, and expensed during the quarter ended September 30, 2000 and the remaining $65.2 million was allocated to goodwill and other intangibles and will be amortized over the respective useful lives of 3 to 5 years. In addition, 350,000 shares of Com21 common stock may be issued to GADline shareholders upon completion of predefined milestones if such milestones are reached during the next two quarters. The fair value of the contingent shares will be measured upon achievement of the predefined milestones and will be accounted for as additional purchase price. See Note 4 to the Financial Statements.


BitCom

On July 6, 2000 we completed an acquisition to acquire BitCom, Inc.
(BitCom), a Delaware company. BitCom is an engineering consulting and development team specializing in the fields of wired and wireless telecommunications, satellite, and networking engineering.
In exchange for all outstanding shares of BitCom's capital stock, we paid $4 million in cash and assumed all outstanding BitCom options by issuing options to purchase approximately 100,000 shares of Com21 common stock. This transaction was accounted for as a purchase.
The purchase price of approximately $5.7 million was allocated to goodwill and workforce-in-place and will be amortized over the useful lives of 5 years. In addition, we issued 245,000 shares of common stock to former BitCom employees that may be forfeited if such employees do not reach certain milestones, and may issue an additional 50,000 shares of Com21's common stock to BitCom employees upon completion of predefined milestones through December 31, 2000.
The fair value of the contingent milestone shares will be measured upon achievement of the predefined milestones and will be accounted for as stock compensation. See Note 4 to the Financial Statements.

Results of Operations
Total Revenues - Total revenues increased 140% from $25.3 million in the third quarter of 1999 to $60.6 million in the third quarter of 2000, and increased 133% from $66.0 million for the first nine months of 1999 to $153.6 million for the first nine months of 2000.
We experienced revenue growth in both cable modems and headend products over the comparable quarter and nine month period in the prior year. Unit sales of all our cable modem products increased
223% from the third quarter of 1999, as we experienced strong demand for our DOCSIS and ATM cable modems. We anticipate continued growth in demand associated with our cable modems, but revenue may be constrained due to industry wide component shortages. We anticipate these component shortages to ease somewhat during the remainder of 2000. Revenues associated with our headend products increased from $4.3 million in the third quarter of 1999 to $5.2 million in the third quarter of 2000 due to strong demand in the European markets.

Cable modem sales accounted for 89% of total revenue in the third quarter of 2000 as compared to 82% of total revenue in the third quarter of 1999. Cable modem sales accounted for 84% of total revenue for the first nine months of 2000 as compared to 75% for the first nine months of 1999. The average sales price of all cable modems declined from the third quarter of 1999 to the third quarter of 2000 due to planned price reductions to meet competitive pricing pressures and product mix as we are selling more of our lower priced
DOCSIS modems. We anticipate that the average sales price of cable modems will continue to decline moderately during the remainder of 2000. The average sales price of headend equipment also declined from the third quarter of 1999 to the third quarter of 2000 due to planned price reductions. We anticipate continued pricing pressure on our headend equipment and declines in our average sales price of headend products.

During the quarter ended September 30, 2000, international sales accounted for 56% of total revenues, increasing from the 48% experienced in the third quarter of 1999. During the nine months ended September 30, 2000, international sales accounted for 62% of total revenues, increasing from the 46% experienced in the first nine months of 1999. The increase is due to strong demand in Europe and Asia for both of our proprietary and DOCSIS cable modems.

Gross Margins - Gross margins decreased from 35% in the third quarter of 1999 to 16% in the third quarter of 2000, and decreased from 39% during the first nine months of 1999 to 24% during the first nine months of 2000. The decrease in margins is primarily due to the mix of product sold and the inclusion in cost of sales of $3.5 million of amortization of intangibles and increased inventory reserves associated with the acquisitions during the quarter.
Excluding the $3.5 million of amortization and reserves gross margin would have been 22% in the third quarter of 2000. As noted above cable modem sales accounted for 84% of total revenue during the first nine months of 2000 as compared to 75% of total revenue during the first nine months of 1999. Additionally, revenue from our DOCSIS cable modems has become a more significant portion of our total cable modem revenue. Cable modems have lower margins than our headend products and our DOCSIS cable modems currently have lower margins than our proprietary cable modems.

During the third quarter of 2000 we commenced shipments for revenue of our CableLabs certified 1.0 DOCSIS modem which has been significantly cost reduced. As this product becomes a greater percent of total revenue we anticipate improvement in our gross margins over time. During the fourth quarter of 2000 we anticipate margin pressure to continue from increasing sales of our DOCSIS cable modems.

Research and Development - Research and development expenses increased 79% from $7.7 million in the third quarter of 1999 to $13.9 million in the third quarter of 2000, and increased 51% from $21.7 million during the first nine months of 1999 to $32.7 million during the first nine months of 2000. The increase was attributable to higher costs related primarily to increased personnel and project related costs as well as the inclusion of approximately $678,000 of amortization of intangibles associated with the acquisitions during the quarter. The increase in personnel costs were a result of expansion in our employee base through the expansion of our Ireland research center, our acquisitions of GADLine and BitCom and the increases in our Milpitas facility. The Ireland research center was opened during the fourth quarter of 1999 and expanded significantly during 2000 resulting in $1.3 million of research and development expenses during the third quarter of 2000 and $4.0 million of research and development expenses for the nine months ended
September 30, 2000. The acquisitions of GADLine and BitCom resulted in $1.2 million of third quarter research and development expenses.
The increases in our personnel and project costs in Milpitas resulted in a $3.0 million increase from the third quarter of 1999 to the third quarter of 2000 and a $5.1 million increase from the first nine months of 1999 to the first nine months of 2000. We expect these expenses to modestly increase in absolute dollars in the future as we continue to invest in research and development in our basic products and expand our product lines.

Sales and Marketing -  Sales and marketing expenses increased 80%
from $4.1 million in the third quarter of 1999 to $7.4 million in the third quarter of 2000, and increased 78% from $11.3 million during the first nine months of 1999 to $20.1 million during the first nine months of 2000.  The increase was primarily due to higher costs associated with increased personnel in sales and marketing organizations necessary to support the expansion of our sales force in both domestic and international areas.  We increased personnel through the acquisition of GADLine which resulted in an increase of
$0.8 million for third quarter.   We also increased headcount in
Milpitas and experienced increased expenses due to higher
commissions and additional marketing programs resulting in a total increase of $2.5 million from the third quarter of 1999 to the third quarter of 2000 and a total increase of $8.0 million increase from the first nine months of 1999 to the first nine months of 2000.  We expect sales and marketing expenses to increase in absolute dollars in the future as we develop additional marketing programs and product channels for our DOCSIS and DVB products.

General and Administrative - General and administrative expenses increased 395% from $1.1 million in the third quarter of 1999 to $5.2 million in the third quarter of 2000, and increased 223% from $2.9 million during the first nine months of 1999 to $9.2 million during the first nine months of 2000. The increase in both the three and nine month periods is primarily due to the inclusion of $2.5 million of amortization of intangibles associated with the acquisitions during the quarter. Excluding the $2.5 million of amortization general and administrative expenses would have increased 157% from the third quarter of 1999 to the third quarter of 2000 and 135% from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. The remaining increase is due to increased headcount primarily related to the acquisitions as well as increases at our headquarters to accommodate our growth. We expect general and administrative expenses to show a moderate increase in absolute dollars as we continue to add personnel and incur additional costs related to the growth of our business and to build out our infrastructure.

Total Other Income, Net - Total other income decreased 42% from $1.4 million in the third quarter of 1999 to $0.8 million in the third quarter of 2000, and decreased from $3.7 million during the first nine months of 1999 to $3.6 million during the first nine months of 2000. The decrease in the three month period was attributable to earnings on lower cash balances available during the third quarter of 2000. The decrease in the nine month period was attributable to earnings on lower cash balances available partially offset by higher interest rates during the period.

Liquidity and Capital Resources
At September 30, 2000, our cash and cash equivalents and total investments were $68.6 million, compared to $106.0 million at December 31, 1999, a decrease of $37.4 million. The decrease is primarily a result of cash used in operations of $31.1 million, cash used for purchases of property and equipment of $8.5 million and net cash used in the acquisition of GADline and BitCom of $0.8 million.
Cash outflows from operations is due primarily to an increase in accounts receivable, inventory, prepaid expenses and other assets of $45.4 million and the net loss of $14.0 million after non-cash items offset by an increase to accounts payable and accrued compensation of $29.2 million. The net increase in inventory of $14.3 million from December 31, 1999 to September 30, 2000 is due to inventory acquired from GADline of $5.5 million as well as increased investment in inventory for our cost reduced modem. The cash outflow from financing activities of $0.9 million is primarily a result of repayments of debt and lease obligations of $4.5 million offset by proceeds from the exercise of stock options of $3.7 million. The cash outflow from operating activities, purchases of property, and financing activities was offset by the gross appreciation of investments of $3.4 million. Our capital requirements primarily relate to the working capital requirements and investments in property and equipment. We have funded operations primarily through public offerings of common stock and private sales of common and preferred stock.

Other than capital lease commitments and current debt obligations of approximately $1,075,000, we have no material commitments for capital expenditures. However, we anticipate an increase in capital expenditures and lease commitments consistent with anticipated growth in operations associated with the acquisitions of GADline, Inc. and BitCom, Inc., infrastructure and personnel. We intend to establish sales offices and lease additional space, which will require us to commit to additional lease obligations, purchase or lease equipment and install leasehold improvements. We are continuing to upgrade and invest in information technology which will increase capital and software expenditures and consulting costs.

Going forward, we may make cash investments or exchange Com21 stock for investments in various companies to secure development resources and/or access to various product lines. We may also more aggressively pursue market opportunities that leverage our technology platform. These activities, if pursued, will result in a significant use of cash resources.

We believe our current cash and cash equivalents and investments are sufficient to meet anticipated cash requirements for the next twelve months. However, any projections of future cash flows are subject to substantial uncertainty. To provide additional working capital liquidity, we have entered into discussions with various banks to establish a working capital line of credit secured by receivables.
If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional interest expense.

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

Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside of our control. Supply of components, delays in getting new products, particularly our new
DOCSIS cost reduced modem, into high volume manufacturing, manufacturing or testing constraints could result in delays in the delivery of products and impact margins and revenues. Factors that could cause our revenues to fluctuate include the following:

- competitive pricing pressures
- variations in the timing of orders and shipments of our products;
- key component shortages or failures from our suppliers in providing necessary materials and modems;
- variations in the size of orders by our customers;
- new product introductions by us or by our competitors;
- delays in introducing standards based products that are certified as meeting the specifications of various approval organizations;
- general economic conditions and economic conditions specific to the cable and electronic data transmission industries.
- variations in capital spending budgets of cable operators;
- delays in obtaining regulatory approval for commercial deployment of cable modem systems; and
- the timing of upgrades of cable plants;

The amount and timing of our operating expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activities. Research and development expenses will vary based on decisions to develop new products or the deployment of resources on completed projects.

Total revenues for any future quarter are difficult to predict.
Delays in the product deployment schedule of one or more of our cable operator customers would likely materially adversely affect our operating results for a particular period.

A variety of factors affect our gross margin, including the following:

- our ability to ramp up manufacturing for our cost reduced DOCSIS modem
- the sales mix within a product group, especially between proprietary and DOCSIS modems;
- the sales mix between our headend equipment and cable modems;
- component prices we secure from our vendors;
- the average selling prices of our products;
- our continuing cost reduction efforts; and
- the volume of products manufactured.

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

In response to the intense competition for qualified personnel in the San Francisco Bay Area, we have opened up development facilities in Ireland and New York, and a customer service center in The
Netherlands as well completing the acquisitions of GADline in Israel and BitCom in Maryland and are exploring setting up additional centers in other locations.

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

On July 3 and July 7, 2000, we acquired GADline and BitCom. The process of integrating any acquired business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:

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


   In the past, we have experienced delays in shipments from our OEM modem supplier and shortages of certain components.

Previously we have experienced delays in shipments from our OEM modem supplier, a problem which appears to have been abated.
However, if we are unable to purchase OEM modems or key components from our vendors at a high enough volume to meet demand, or qualify and secure additional sources of supply, we will be unable to meet our production and delivery schedules and revenue will be adversely affected.

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

We may not be able to continue to reduce the costs of our cable modems sufficiently to enable us to lower our modem prices and compete effectively with other cable modem suppliers. In addition we may not be able to continue to get our DOCSIS modems certified in a timely manner by various standards bodies including CableLabs. If we are unable to continue to reduce the manufacturing costs of our cable modems, our gross margin and operating results would be harmed.


   We have a short operating history, have incurred net losses since our inception and expect future losses.

We did not commence product shipments until April 1997. As a result, we have only a limited operating history upon which you may evaluate our prospects or us. We have incurred net losses since inception and expect to continue to operate at a loss through at least the first half of fiscal year 2001. To achieve and subsequently maintain profitable operations, we must successfully design, develop, test, manufacture, introduce, market and distribute our products on a broad commercial basis and secure higher revenues, gross profits and contain our operating expenses.

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

There is movement by some cable operators in Europe towards either a DVB or EuroDOCSIS standard. We currently have introduced a DVB products, but we cannot assure you that our DVB products will meet the evolving DVB specifications. Additionally, we cannot assure you that if a EuroDOCSIS standard obtains widespread acceptance we will be able to produce our EuroDOCSIS modem to meet the EuroDOCSIS specifications.

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

There has been a trend toward industry consolidation for several years, which has continued through the third quarter of 2000. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide increasingly stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results and financial condition. Additionally we believe that industry consolidation may lead to fewer larger possible customers. If we are unable to maintain our current customers or secure additional customers our business could be adversely affected.


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



ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity. Com21 maintains an investment portfolio consisting mainly of government and corporate debt obligations purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2000, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Com21 is also exposed to market price risk on investments in a marketable equity securities held as available-for-sale investments.
These investments are in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $2.8 million decrease in the fair value of the investments in the marketable equity securities as of September 30, 2000.

Com21 has fixed rate debt of approximately $1.1 million as of September 30, 2000, that have no interest rate risk. The fixed rate on such obligations was approximately 11% during the third quarter of 2000.



PART II:   OTHER INFORMATION

Item 1	Legal Proceedings

	None

Item 2	Changes in Securities and Use of Proceeds

	None

Item 3	Defaults upon Senior Securities

	None

Item 4	Submission of Matters to a Vote of Security Holders

	None

Item 5	Other Information

	None

Item 6	Exhibits and Reports on Form 8-K.

	a)	Exhibits

		 Exhibit
		 Number		Description
		 27.1		Financial Data Schedule

	b)	Reports on Form 8-K
                The Company filed a report with the SEC on Form 8-K/A on
                September 18, 2000 to provide the details of the
                acquisition of GADline. Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Com21, Inc.



Date:   November 2, 2000            By:      /s/  David L. Robertson
                                          ________________________________
                                                  David L. Robertson
                                                  Chief Financial Officer
                                                  Vice President, Finance



