Form 10-K405
period 2000-12-31
COM21 INC
filed 2001-04-02
CIK 945379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

[NO FEE REQUIRED] for the transition period from ________ to _________

Commission file No. ________

Com21, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3201698
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

750 Tasman Drive
Milpitas, California 95035

(408) 953-9100
(Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by a checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ______

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

At February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,791,739, based on the last trade price as reported by The Nasdaq National Market. For purposes of this calculation, shares owned by officers, directors, and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

At February 28, 2001, there were 24,947,696 shares of the registrant's common stock, $0.001 par value, issued and outstanding.

Information required by Part III of this Form 10-K is incorporated therein by reference from the Company's definitive Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after December 31, 2000.

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

<BTB>

PART I

ITEM 1. BUSINESS

Com21, Inc., is a leading global supplier of broadband access solutions. Com21's products enable domestic and international cable operators to provide high-speed, cost-effective Internet access; reduce operating costs; and maximize revenue opportunities in a variety of subscriber markets - including corporate telecommuters, small businesses, and private homes. We develop and sell headend equipment, subscriber cable modems, and network management software to support the Asynchronous Transfer Mode (ATM), Data Over Cable System Interface Specification (DOCSIS) and Digital Video Broadcasting (DVB) standards. In 2000, we shipped approximately 565 headends and 790,000 cable modems. In the North American market, we sell directly to cable operators such as AT&T, Charter Communications, Comcast, Cox Communications, and systems integrators such as HSA. Internationally, we sell primarily to systems integrators such as Siemens and Telindus, who in turn sell to cable operators.

During 2000, we completed the acquisition of two companies. On July 3, 2000, pursuant to a Share Purchase Agreement dated April 18, 2000, GADline, Ltd. (GADline), an Israeli company, was merged into Com21. GADline develops, manufactures and markets fully managed networking solutions that deliver high-speed data and telephony services over a hybrid fiber coaxial infrastructure. On July 6, 2000, pursuant to a Share Purchase Agreement dated June 22, 2000, BitCom, Inc. (BitCom), a Delaware company, with facilities in Germantown, Maryland was merged into Com21. BitCom is an engineering consulting and development organization specializing in wired and wireless telecommunications, satellite, and networking engineering.

Com21 was incorporated in Delaware in June 1992. Our principal executive offices are located at 750 Tasman Drive, Milpitas, California 95035 and our telephone number at that address is (408) 953-9100. We can also be reached at our Web site http://www.com21.com.

INDUSTRY BACKGROUND

The Internet is a valuable communications tool for businesses and consumers as it facilitates global, real-time interactions. Because of its global reach, accessibility, use of open standards and ability to make real-time interaction, the Internet has become a valuable communication medium for both businesses and customers. The volume of data traffic across communications networks has significantly increased in recent years, due to the proliferation of network-based communications and electronic commerce.

In addition to the substantial increase in the sheer volume of Internet data users, both business and consumer users are intensifying demand for higher-caliber connections that can carry bandwidth-intensive information, such as voice and video. With the increasing importance of communications networks, the demand for bandwidth-sensitive information is also rising, so that the existing transmission speeds have become less tolerable and can negatively affect business productivity.

Typically, the limiting factor in overall data transmission performance is the last mile of the communications infrastructure between a service provider and a subscriber, known as the "last mile" problem. Cable provides a solution to this "last mile" problem, as cable is widely available to consumers, and cable infrastructure currently provides the highest available transmission speed, with peak data transmission speeds of 40 megabits per second and "always-on" availability providing instant access. These factors have led to the rapid growth in the deployment of Internet access over cable.

THE COM21 STRATEGY

Com21's business strategy includes the following key elements:

Leverage the Cable Modem Platform. We offer a suite of products that leverage off our low cost cable modem platform. These products support a variety of service offerings, that enable cable operators to market service packages to different customer segments. Our products include a basic cable modem for Internet access, and modems which offer a combination of features, such as voice support, a range of security levels, Web content filtering, and virtual private network (VPN) support. Other products include a cable modem which services multi-dwelling units and residential gateways that transport voice, data and video to wired and wireless information appliances.

Provide Broadband Infrastructure Products and an Integrated End-to-End Solution. In time, cable operators will require an integrated software and hardware platform, a solution that we currently provide. In addition, we will provide solutions that can support the growing popularity of small node sizes, demonstrated by the increasing deployment of optical fiber in residential areas. We also want to fulfill the demand for broadband solutions that can manage data, voice and video. With our partner TdSoft, we have introduced a voice gateway to the public switched telephone network ComUNITY Vox. This addition allows cable operators to use our ComUNITY access system to offer voice services.

Lead Industry in Providing Enhanced Voice Solutions. Com21 is developing additional voice solutions using standards-based technology. The first solution, called ANEXT, is based on circuit-switched technology. The product was made available to our customers as a field trial in December 2000. It provides the operator the ability to support both Plain Old Telephone Service (POTS) and Integrated Service Digital Network (ISDN) telephony through the Hybrid Fiber/Coax (HFC), encompassing both headend and consumer equipment. The second solution called DOXphone, based on Voice Over IP (VoIP) technology, will be shipping in third quarter of 2001. DOXphone uses VoIP technology between the subscriber and the headend and the Public Switch Telephone Network (PSTN) via conventional E1/T1 links. By utilizing VoIP technology, the operator is able to provide enhanced services to the end user.

Enhance Value to Cable Operators. Another core strategy is to provide product features that enhance the value of cable operators' cable modem deployments over the life of those investments. Cable operators assess the success of investing in a cable modem system by considering not only the initial cost of investing in cable modem equipment, but the service reliability, the overall operating and maintenance expenses, and the service revenues that can be generated. Com21's ComUNITY Access® system is designed to enable cable operators to increase revenues by offering up to 16 different cable operator-defined transmission rates, at varying price points, to multiple markets. Com21's DOXport™ 1110 CableLabs-certified DOCSIS cable modem that allows an operator to offer basic subscriber service while the DOXport™ 5020 Office Cable Modem has additional networking capabilities to offer value-added services to residential, telecommuting, and small office subscribers.

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

Offer Standards-Based Cable Modems and Solutions. As the North American cable industry has embraced DOCSIS-compliant products, we have designed our cable modems to meet these specifications. In September 2000, our DOXport 1110 received DOCSIS 1.0 certification from CableLabs. Cable operators want to benefit from the interoperability, and lower product costs, associated with standardized parts. Com21 intends to continue to develop the DOCSIS products.

Our strategy is to implement these standards and maintain our product differentiation by increasing the number of value added capabilities while continuing to decrease costs. The DOXport 1110 was one of the first cable modems certified by Cablelabs using the latest Broadcom 3350 chip. We are also using the standards-based platform to offer higher value features such as our DOXport® 5000 Series of Office Cable Modems and our DOXport 8080 Multiple Dwelling Unit.

In Europe, the DVB standards are evolving. In late 2000, we introduced a DVB cable modem, the Comport II DVB cable modem. Additionally, as the EuroDOCSIS standard evolves, we believe we are well positioned to leverage our North American DOCSIS technology to the unique standards of the European market.

Be a Global Competitor. Our strategy is to be a worldwide supplier to the growing global market for cable modem systems. We have agreements with system integrators servicing markets in Europe, Japan, Latin America, South America and the Far East. Our business was approximately 67% international in 2000, 47% in 1999, and 52% in 1998. We have sales and support personnel in Japan, Singapore, Korea, Australia, China, Hong Kong, Latin America, Europe, Canada, and five domestic locations.

Integrate Toll-Quality Voice. An important market opportunity is the ability to offer products that can carry voice traffic over cable. Through our acquisition of GADline in July 2000, we are using their resources to develop voice over cable solutions.

We actively participate, and have been selected as a vendor author, in CableLabs' PacketCable cable telephony initiative. Com21's existing products have been designed with quality of service (QoS) capability to support toll-quality voice transmission over a cable plant. In late 2000, we have several customers evaluating our CommUnity voice solution, which is called CommUnity VoX.

Increase Cost Efficiencies. While we intend to continue to seek premium prices for our products, the cable modem market will be characterized by declining prices. As a result, we seek to reduce product costs, particularly with respect to end-user cable modems, with more efficient design, use of standardized components, and our continuous search for cost effective solutions.

PRODUCTS

Com21's current product offerings include DOCSIS standards-based products; ATM-based system; DVB standards-based cable modems; and Telephony products.

DOCSIS Standards-Based Products

Com21 offers several DOCSIS standards-based products:

DOXport™ 1110. The DOXport 1110 cable modem takes advantage of the faster, more efficient Broadcom 3350 chip, which leads to greater overall performance of the modem. The DOXport 1110 is also CableLabs® -Certified, assuring compatibility with any DOCSIS 1.0 or 1.1 Cable Modem Termination System (CMTS). Users can connect with USB 1.1, 10/100 Base-T Ethernet, or both for fast, flexible installation. It is also software upgradeable to the DOCSIS 1.1 standard, which provides for enhancements such as tiered services, multicasting, and Quality of Service.

DOXport™ 5020. The DOXport 5020 is a multi-function cable network access solution. It includes a cable modem, enterprise-class firewall, router, four-port Ethernet hub, Network Address Translation, and Dynamic Host Configuration Protocol client and server. Optional IPSec Virtual Private Networking and content filter list subscription are also available. Additionally, the DOXport 5020 supports up to 64 users making it an ideal solution for any multi-computer environment.

DOXport™ 8080. The DOXport 8080 is a Multiple Dwelling Unit that combines a cable modem and a multiplexer to create a powerful broadband gateway. It provides high-speed Internet access for as many as eight apartments, hotel rooms, offices, or classrooms over existing telephone lines-without interrupting voice services. The DOXport 8080 makes the delivery of scalable, high-speed communications far more efficient and affordable.

DOXcentral™ . DOXcentral is a DOCSIS based Network Management System. It provides cable operators with an easy, flexible solution to manage their DOCSIS-based network infrastructure, services, and subscribers. DOXcentral provides user-friendly, task oriented operations in the familiar Windows NT environment. Features include remote management capability, event logging, security management, auto provisioning capability and multiple service levels.

The Company currently has under development the following DOCSIS standards-based products:

DOXport™ 1112. The DOXport 1112 is being developed to be a Euro-DOCSIS compliant cable modem based on our current DOXport 1110 design. It takes full advantage of our Doxport 1110 development, incorporating all of the performance and speed of the 1110 while being built to meet all specifications of Euro-DOCSIS.

DOXport™ 2040. The DOXport 2040 is being developed to be a voice and data solution. The modem is based on our current DOXport 1110 design and includes VoIP capability as developed by our division in Israel. The modem will allow our customers to broaden the suite of services they currently offer to include voice capabilities.

DOXgate™ 3020. The DOXgate 3020 is a communications gateway to the home. The DOXgate will be deployed on a home's exterior wall and will provide a platform for delivery of voice, data and video over hybrid fiber/coaxial (HFC) lines. Contained in a weatherproof exterior box, the unit is equipped with a DOCSIS cable modem, 10/100BaseT connectors for Ethernet, RJ11 for HPNA, and RJ11 for telephony, and supports up to four toll-quality voice lines. The DOXgate will be hardware and software upgradeable as additional services, such as utility services and home automation, become available.

ATM-Based Systems and DVB Standards-Based Cable Modems

The ATM-based ComUNITY Access system consists of the following:

ComCONTROLLER® Headend Switches. The ComCONTROLLER controls the flow of data communications between the ComPORT modems at a subscriber's site and an external network, such as the Internet or a corporate network. The ComCONTROLLER 2100 Main Chassis is designed with 11 slots and can accommodate interface modules, such as ATM/OC-3, multiple Ethernet, or Fast Ethernet module. The ComCONTROLLER 2000 is designed with 6 slots.

ComPORT™ Cable Modems. The ComPORT™ cable modem family sends and receives data from subscriber's site over coaxial cable. The ComPORT™ modem uses an Ethernet interface and connects to the PC's Ethernet card or Ethernet hub. The ComPORT™ 2000 cable modem is a low-profile cable modem that provides high-speed connectivity cost-effectively. The ComPORT™ 1000 cable modem is equipped with an expansion slot. It allows adding modules to enable applications such as virtual private networks (VPN) and cable telephony. The ComPORT™ 5000 Series Office Cable Modem is for the small office/home office market. The ComPORT 5000 is a multi-functional, broadband access solution that integrates the cable modem, a built-in firewall, hub, proxy server, as well as other features.

Network Management and Provisioning System (NMAPS). The Network Management and Provisioning System is a network management software package that facilitates subscriber provisioning, fault isolation, network configuration, field inventory, auto-discovery and system performance for the ComUNITY Access system. The Network Management and Provisioning System provides for remote monitoring, remote modem software upgrade, and has a graphical user interface.

ComUNITY VoX™ Telephony Solution. The ComUNITY VoX Telephony Solution is a suite of products designed to enable cable telephony for cable operators and this product is currently being evaluated by two customers . This solution allows the ComUNITY Access® System to provide voice service through a European PSTN switch.

Return Path Multiplexer (RPM). Com21's Return Path Multiplexer is a high-speed, multiport analog switching device which allows up to eight upstream paths to be connected to a single ComCONTROLLER radio frequency receiver without electrically combining the accumulated noise from the return paths.

Com21's DVB solution includes the following cable modem:

ComUNITY II DVB Cable Modem. The ComUNITY II DVB cable modem is an EuroModem Class A-compliant cable modem certified by the DVB/DAVIC Interoperability Consortium. The modem is able to provide three levels of Quality of Service (QoS) and is software upgradeable for the evolving DVB standard. The Comport II DVB sends and receives data from the subscriber's home or office over the coaxial cable at up to 42Mbps downstream and 6Mbps upstream.

Cable Telephony Products

Our cable telephony product offerings include the following:

ANEXT 1. The ANEXT 1 product provides an analog circuit switching voice solution for cable networks that includes a PSTN gateway using V5.2 and subscriber equipment. Both POTS RJ11 phones and ISDN devices are supported in the customer premise device.

The Company currently has under development the following Cable Telephony Products:

DOXphone. The DOXphone is being developed as a voice over IP gateway. It is being designed to provide cable operators with the ability to interface with the network over the public switch telephone network (PSTN) using V5.2 and GR303 interfaces.

ANEXT II. The ANEXT II is being developed as a digital circuit switching voice solution for cable networks that includes a PSTN gateway using V5.2 and subscriber equipment. Both POTS RJ11 phones and ISDN devices will be supported in the customer premise device.

CUSTOMERS

In 1998, revenues attributable to TCI (currently AT&T BIS/TCI), Philips Electronics and Siemens accounted for 24%, 15% and 14% of total revenues, respectively. In 1999, revenues attributable to AT&T BIS/TCI, Philips and Siemens accounted for 20%, 18% and 12% of total revenues, respectively. In 2000, revenues attributable to Siemens, Telindus, and Comcast Communications accounted for 12%, 11%, and 10% respectively.

MARKETS

Com21's products enable cable operators to serve three primary end-user markets, each of which have widely varying speed, service and pricing requirements.

Residential Consumer Internet Users. Residential consumer Internet users generally only require a connection to their Internet service provider (ISP), without the same level of security and reliability required by business and Small Office/Home Office (SOHO) users. Frequent users desire medium-to-high speed access to the Internet for Web browsing and downloading of multimedia applications and files. Occasional users require low-to-medium speed Internet access on a limited basis for Web browsing, e-mail and on-line services. Frequent users are generally willing to pay a slight premium for higher speed.

Corporate Telecommuter and Remote Office Users. Corporate telecommuters and remote office business users need highly available, high-speed access to corporate intranets and corporate local area networks. These users also must interconnect the local area networks among their various offices. Such offices may be collocated, in a large campus, for example, or widely dispersed, in the case of sales offices and telecommuters. Connections to a central telephone Private Branch Exchange (PBX), rapid two-way transfer of large data files, desktop video conferencing, security, and reliability exemplify the services that business users may require. Users in this segment of subscribers are generally willing to pay a premium for highly reliable, high-speed service with advanced features.

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

MANUFACTURING

Com21 tests and assembles its ComUNITY headend controller equipment in its Milpitas, California facility. We outsource printed circuit board assemblies on a turnkey basis and perform final integration and burn-in on-site. Com21 configures the headend equipment and the network management and provisioning software prior to customer shipment.

Com21 outsources turnkey manufacturing of our cable modems to contract manufacturers in Mexico and Malaysia. With these contract manufacturers, Com21 has developed and implemented a series of product test methodologies, quality standards and process control parameters. These relationships have enabled us to ensure a continuous supply of modems, reducing susceptibility to plant disruption problems. We believe that employing turnkey manufacturers enables us to meet anticipated manufacturing needs and reduce the cost of product procurement.

We believe our current manufacturing capabilities can accommodate our requirements through the end of 2001. Warranty and repair support is performed at our Milpitas facility. Com21 received ISO 9001 certification in December 1998.

MARKETING AND SALES

Marketing. Domestically, we have targeted our marketing efforts primarily at cable operators. There are a limited number of cable operators in the domestic cable industry. A cable operator's internal technical experts typically influence purchasing decisions. The objective of our direct marketing activities is to reach these technical experts, raise product awareness and gain credibility for Com21's systems within the cable operator community. Activities with local cable operators are jointly managed to accelerate cable modem service penetration. Internationally, we have focused our marketing efforts on supporting our systems integration partners' marketing programs. We plan to increase our international marketing efforts in new markets in Asia, South America, and Europe, as certain markets become deregulated and the Internet usage grows in those regions.

Sales. We have a sales force of 42 people worldwide. Currently, Com21 sells its products in North America primarily through direct sales channels to cable operators. Overseas, we sell our products primarily to systems integrators, who resell our products to cable operators. Com21's two largest systems integrators are Telindus and Siemens, both of whom have a strong presence in many markets. Com21's systems integrators have established customer bases and relationships with cable operators. These relationships allow Com21 to market and create brand awareness within each region by selling locally into their respective markets, and the local presence of the systems integrators bridges cultural and communication gaps.

RESEARCH AND DEVELOPMENT

Com21 has focused its research and development efforts on reducing the cable operator's cost of ownership, increasing the scalability and performance of its current products, enhancing value-added services for subscribers, reducing product costs, integrating voice capabilities into the cable modem and developing voice gateway and supporting emerging cable modem standards.

Our research and development expenditures were $19.9 million in 1998, $29.8 million in 1999, and $48.5 million in 2000. Research and development expenses primarily consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development of our products and technology. As of December 31, 2000, Com21 had a team of 216 engineers with expertise in digital electronics design, encryption, radio frequency modulation and demodulation, networking, embedded software, and network management. The engineers are located in development centers in Milpitas, California; Germantown, Maryland; Cork, Ireland; and Jerusalem, Israel.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

Com21 believes that successful long-term relationships with its customers require a service organization committed to customer satisfaction. As of December 31, 2000, Com21 had 56 technical support employees. Com21 makes available to all new customers a five-day training course prior to receiving and installing a ComUnity system.

In North America, Com21 provides direct support by telephone and at the customers' locations. Com21 supplies support 24 hours a day, seven days a week. Internationally, systems integrators provide first level support, and Com21 provides second level support. Com21 maintains a customer call tracking system that captures and monitors service activities. Com21 is able to identify problems with a customer's ComUNITY Access® system through a dialup analog modem connection and a Web-based management interface.

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

BACKLOG

Our backlog on February 28, 2001 was approximately $28.3 million compared with an approximate backlog of $23.5 million at February 29, 2000. We only include in our backlog orders that have been confirmed with a purchase order for products to be shipped to customers with approved credit status. Because delivery schedules are always subject to change, and orders are subject to being cancelled, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

INTELLECTUAL PROPERTY

Com21 relies on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights. These measures afford only limited protection. Com21 currently has eleven issued U.S. patents and several pending patent applications.

EMPLOYEES

As of December 31, 2000, Com21 had a total of 525 full-time employees. Of the total number of employees, 216 were in research and development, 98 in marketing and technical support, 86 in operations, 42 in sales, and 83 in administration. Com21's employees are not represented by any collective bargaining agreement with respect to their employment by Com21, and Com21 has never experienced an organized work stoppage.

RISK FACTORS

Com21 must reduce the cost of its cable modems to remain competitive.

Certain of Com21's competitors' cable modems are priced lower than Com21's cable modems. As headend equipment becomes more widely deployed, the price of cable modems and related equipment will continue to decline. In particular, the adoption of industry standards, such as the DOCSIS standard in North America, has caused increased price competition for cable modems. In the future to remain competitive, we may have to forward price our modems in anticipation of planned product cost reductions of our DOCSIS modems. We may not be able to continually reduce the costs of manufacturing our cable modems or secure component parts at a low enough cost to enable us to lower our modem prices and compete effectively. In addition, as we perform on our cost reduction program, we may not be able to continue to certify our DOCSIS modems in a timely manner by various standards bodies including Cablelabs. If Com21 is unable to continue to reduce the manufacturing costs of its cable modems, Com21's gross margin and operating results could be harmed.

Com21 may be unable to obtain additional capital needed to operate and grow our business, which could adversely affect our financial condition and further erode our stock price.

If our financial resources are insufficient to fund our activities and repay our debt, additional funds will be required. There can be no assurance that any additional financing will be available on terms acceptable to us, or at all, when required by us. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders will result given the current price of our stock. If additional funds are not available, we may be required to delay, scale back, or eliminate one or more of our research and development or manufacturing programs. Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition, and results of operations.

During 1999 and 2000, we generated net losses of approximately $10.3 million and $56.1 million, respectively. We may also incur net losses during future periods. Due to a decline in our sales in the fourth quarter 2000, we introduced measures to reduce operating expenses that included reductions in our workforce in December 2000 and February 2001. Management continues to monitor market conditions to assess the need to take further action if necessary. Any subsequent actions may result in restructuring charges, reductions in inventory carrying values, and provisions for impairment of long lived assets which could have a material adverse effect our results of operations and stock price.

Supply of our products may be limited by our ability to forecast demand accurately

Com21's customers have increasingly been requiring product shipment upon ordering rather than submitting purchase orders far in advance of expected shipment dates. This practice requires the Company to keep inventory on hand for immediate shipment. Given the variability of customer need and purchasing power, it is difficult to predict the amount of inventory needed to satisfy customer demand. If we over or under-estimate inventory requirements, our results of operations could continue to be adversely affected. In particular, increases in inventory could materially adversely affect operations if such inventory is not used or becomes obsolete. This risk could be realized in inventory write-downs in any given period.

Our contract manufacturers have procured or have on order substantial amounts of inventory to meet our revenue forecasts. If our future shipments do not consume this inventory these contract manufacturers have the right to charge us for inventory carrying costs and to bill us for any excess component and finished goods inventory. We had unconditional purchase obligations of approximately $69 million as of March 23, 2001 primarily to purchase materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

Com21 may be subject to product returns and product liability claims due to defects in its products.

Com21's products and those acquired from its acquisition of GADline are complex and may contain undetected defects, errors, design deficiencies, or may have been manufactured incorrectly. These errors have occurred in its products in the past and additional errors may be expected to occur in its products in the future. As part of our focus on customer support, we are currently evaluating a manufacturing problem related to the insertion of a component into our cable modem products which will include an appropriate failure analysis. Upon completion of this analysis, we may repair a number of units at a cost to be determined. If we are not successful in negotiating with our contract manufacturer regarding the cost, we may be subject to additional warranty charges in future periods. The occurrence of any other defects, errors, or failures could result in shipment delays, product returns with costs in excess of its warranty reserves and other losses to Com21 or to its cable operators or end-users. Any of these occurrences could also result in the loss of or delay in market acceptance of its products, which could have a material adverse effect on its business, operating results and financial condition. Com21 would have limited experience with the problems that could arise with any new products that it introduces. Although Com21 has not experienced any product liability claims to date, the sale and support of its products entail the risk of these claims. A successful product liability claim brought against Com21 could have a material adverse effect on its business, operating results and financial condition.

Com21's stock price is highly volatile and broad market fluctuations may adversely affect the market price of its common stock.

The trading price of Com21's common stock has fluctuated significantly since its initial public offering in May 1998. In addition, the trading price of its common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by Com21 or its competitors, announcements by certification and standards bodies, developments with respect to patents or proprietary rights, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of Com21 common stock. Additionally, Com21 may choose to structure acquisitions or other transactions by issuing additional Com21 common stock or warrants or options to purchase Com21 Common Stock that would have a dilutive affect on the common stock currently outstanding. Although Com21 anticipates these types of transactions will increase the overall value of Com21, Inc., they may have an adverse affect on the market price of its common stock.

In addition, the stock markets in general, and the Nasdaq National Market and the market for broadband access services and technology companies in particular, have experienced extreme price and volume volatility and a significant cumulative decline in recent weeks and months. This volatility and decline has affected many companies irrespective of or disproportionately to the operating performance of these companies. Our stock price has declined significantly in recent weeks and months and these broad market and industry factors may materially adversely further affect the market price of our common stock, regardless of our actual operating performance.

Com21's operating results in one or more future periods are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors.

Com21's operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside Com21's control. Supply of components, delays in getting new products into high volume manufacturing, and manufacturing or testing constraints could result in delays in the delivery of products and impact gross margins and revenues. Factors that could cause Com21's revenues to fluctuate include the following: competitive pricing pressures; variations in the timing of orders and shipments of Com21's products; variations in the size of orders by Com21's customers; new product introductions by Com21 or by competitors; delays in introducing standards based products that are certified as meeting the specifications of various approval organizations; general economic conditions and economic conditions specific to the cable and electronic data transmission industries; variations in capital spending budgets of cable operators; and delays in obtaining Cable Labs and regulatory approval for commercial deployment of cable modem systems. The amount and timing of Com21's operating expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activities. Research and development expenses will vary based on decisions to develop new products or the deployment of resources on completed projects. Total revenues for any future quarter are difficult to predict. Delays in the product deployment schedule of one or more of Com21's cable operator customers would likely materially adversely affect Com21's operating results for a particular period.

A variety of factors affect Com21's gross margin, including the following: competitive pricing pressures; increases in inventory; the sales mix within a product group, especially between proprietary and DOCSIS modems; component prices Com21 secures from its vendors; the average selling prices of Com21's products; the effectiveness of Com21's cost reduction efforts; the sales mix between Com21's headend equipment and cable modems; and the volume of products manufactured. In addition, an inability to reduce inventory due to the industry slowdown or other reasons may result in substantial inventory-related charges including marking component inventory to current market prices and increased excess and obsolescence reserves.

Because of these factors, Com21's operating results in one or more future periods may not meet or exceed the expectations of securities analysts or investors. In that event, the trading price of Com21's common stock would likely decline.

Com21 may be subject to additional credit risk in the form of trade accounts receivable.

Our standard credit terms are net 30 days from the date of shipment and we do not require collateral or other security to support customer receivables, but in certain instances we have required letters of credit from a customer before shipping an order. Due to the over all market decline during the second half of 2000, we have had difficulties in receiving payment in accordance with our payment terms resulting in a substantial increase in receivable balances during the six months ended December 31, 2000.

Com21 is dependent on key personnel and the successful transition of certain product marketing and development activities to its Cork Ireland facility.

Com21's future operating results depend greatly upon the continued contribution of key technical and senior management personnel. Future operating results also depend on the ability to attract and retain such specially qualified management, manufacturing, quality assurance, engineering, marketing, sales, and support personnel. Competition for such personnel is intense and Com21 may not be successful in attracting or retaining such personnel. Only a limited number of persons with the requisite skills to serve in these positions may exist and it may be increasingly difficult for the company to hire such personnel. In February 2001, Com21 began to transfer from Milpitas, California the research and development, product management and marketing functions for the ATM product line to its facility in Cork, Ireland. The transition is being made in order to take advantage of the greater availability of qualified personnel in Cork to support this product line. However, the loss of any key employees in Cork or our inability to transfer certain technical, marketing or support knowledge to Cork personnel may affect our ability to provide timely development and support activities for the ATM product line. Such loss of personnel or the inability to transfer knowledge may have an adverse effect on the results of operations.

Com21 may not be able to produce sufficient quantities of its products because it depends on third-party manufacturers, their suppliers and OEM suppliers and has limited manufacturing experience.

Com21 contracts for the manufacture of cable modems and integrated circuit boards on a turnkey basis. Com21's future success will depend, in significant part, on its ability to have others manufacture its products cost-effectively, in sufficient volumes and to meet production and delivery schedules. A number of risks are associated with this dependence on third-party manufacturers, including: lowering available credit limits; failure to meet delivery schedules; quality assurance; manufacturing yields and costs; the potential lack of adequate capacity during periods of excess demand; difficulty in planning mix of units to be produced by manufacturer; and increases in prices and the potential misappropriation of Com21's intellectual property. Any manufacturing disruption could impair Com21's ability to fulfill orders. Com21 has no long-term contracts or arrangements with any of its vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. Com21 may experience manufacturing or supply problems in the future. Com21 is dependent on its manufacturers to secure components at favorable prices, but it may not be able to obtain additional volume purchase or manufacturing arrangements on terms that it would consider acceptable, if at all. Any such difficulties could harm Com21's relationships with customers.

Com21's future success will depend in part upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new products and features that meet changing customer requirements and emerging industry standards.

The market for cable modem systems and products is characterized by rapidly changing technologies and short product life cycles. Com21's future success will depend in large part upon its ability to: identify and respond to emerging technological trends in the market; develop and maintain competitive products; enhance its products by adding innovative features that differentiate its products from those of competitors; bring products to market on a timely basis at competitive prices; and respond effectively to new technological changes or new product announcements by others. If Com21's product development and enhancements take longer than planned, the availability of products would be delayed. The technical innovations required for Com21 to remain competitive are inherently complex, require long development cycles, are dependent in some cases on sole source suppliers and require it, in some cases, to license technology from others. Com21 must continue to invest in research and development to attempt to maintain and enhance its existing technologies and products, but it may not have the funds available to do so. Even if it has sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most expenses must be incurred before the technological feasibility or commercial viability can be ascertained. Revenues from future products or product enhancements may not be sufficient to recover the development costs associated with the products or enhancements.

Competition for qualified personnel in the cable networking equipment and telecommunications industries is intense, and Com 21 may not be successful in attracting and retaining these personnel.

Com21's future success will depend, to a significant extent, on the ability of its management to operate effectively, both individually and as a group. Com21 is dependent on its ability to retain and motivate high caliber personnel, in addition to attracting new personnel. Competition for qualified personnel in the cable networking equipment and telecommunications industries is extremely intense, especially in the San Francisco Bay Area, and Com21 may not be successful in attracting and retaining such personnel. There may be only a limited number of people with the requisite skills to serve in those positions and it may become increasingly difficult to hire these people. Com21 is actively searching for research and development engineers, who are in short supply. Com21's business will suffer if it encounters delays in hiring additional engineers. In response to the intense competition for qualified personnel in the San Francisco Bay Area, Com21 has development facilities in Long Island, New York, Germantown, Maryland, and Jerusalem, Israel, and a customer service center in The Netherlands and may set up additional centers in other locations. Competitors and others have in the past and may in the future attempt to recruit Com21's employees. Com21 does not have employment contracts with any of its key personnel. It is experiencing higher turnover than in earlier years due to increased competition for qualified personnel. It does not maintain key person life insurance on its key personnel. The loss of the services of any of its key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could negatively affect Com21's business.

Com21 may be subject to risks associated with acquisitions.

In July 2000, Com21 acquired GADline, Ltd. and BitCom, Inc. The process of integrating any acquired business into Com21's business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which it may face difficulties include: assimilating the acquired operations and personnel; limits on Com21's ability to retain the acquired customers; risks of entering markets in which it has no or limited direct prior experience and where competitors in such markets have stronger market positions; disruption of ongoing business; limits on its ability to successfully incorporate acquired technology and rights into its service offerings and sell the acquired products; and implementation of controls, procedures and policies appropriate for a larger public group of companies that prior to acquisition had been smaller, private companies. Com21 has very limited experience in managing the integration process. Moreover, it may not be able to successfully overcome potential problems encountered with these acquisitions or other potential acquisitions. In addition, future acquisitions could materially adversely affect its operating results by diluting its stockholders' equity, causing Com21 to incur additional debt, incurring significant immediate expenses related to write-offs, or incurring amortization of acquisition expenses and acquired intangible assets.

Com21 has a short operating history, has incurred net losses since its inception and expects to incur losses in the future.

Com21 has incurred net losses since inception and expects to continue to operate at a loss through at least the first half of fiscal year 2001. To achieve and subsequently maintain profitable operations, Com21 must successfully design, develop, test, manufacture, introduce, market and distribute its products on a broad commercial basis and secure higher revenues, gross profits and contain its operating expenses. Com21's ability to generate future revenues will depend on a number of factors, many of which are beyond its control. These factors include the following: the rate at which cable operators upgrade their cable plants; Com21's ability and the ability of cable operators to coordinate timely and effective marketing campaigns with the availability of upgrades; cable operators' success in marketing data-over-cable services and Com21's modems to subscribers; cable operators' success in setting prices for data transmission installation service; cable operators' success and timeliness in the installation of subscriber site equipment; and Com21's ability to meet competitive pricing pressures. Due to these factors, Com21 cannot forecast with any degree of accuracy what its revenues will be or how quickly cable operators will adopt its systems and buy its cable modems. Therefore, Com21 may not achieve, or be able to sustain, profitability.

Both Com21's proprietary products and its standards based products are subject to evolving industry standards. If its products do not comply with any standard that achieves market acceptance, customers may refuse to purchase its products.

The DOCSIS standard has achieved substantial market acceptance in North America. Conformance with the DOCSIS standard is being determined through certification tests performed by CableLabs. As Com21 continues to enhance current DOCSIS products and develop new products and as the evolution of the DOCSIS standard continues Com21 may incur additional costs associated with making its cable modems compliant with various versions of the DOCSIS standard. Additionally, Com21 cannot assure you that future enhancements or new DOCSIS product offerings will be CableLabs certified according to Com21's anticipated schedule, or that if certified, will meet with market acceptance. The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telephone companies could require Com21 to redesign current products. There is movement by some cable operators in Europe towards either a DVB or EuroDOCSIS standard. Com21 currently has DVB cable modems, but it cannot assure you that its DVB products will meet the evolving DVB specifications. Additionally, Com21 cannot assure you that if an EuroDOCSIS standard obtains widespread acceptance, Com21 will be able to produce its EuroDOCSIS modem to meet EuroDOCSIS specifications. The widespread adoption of DOCSIS, DVB, EuroDOCSIS or other standards outside North America could cause aggressive competition in the cable modem market and result in lower sales of Com21's proprietary headend products and lower revenues from licensing of its network management software. Any of these events would adversely affect Com21's gross margin and its operating results. The development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of Com21's products. If any of these new technologies or standards achieve widespread market acceptance, any failure by Com21 to develop new products or enhancements, or to address these new technologies or standards, could harm its business.

Com21 relies on indirect distribution channels for its products and needs to develop additional distribution channels.

Today, cable operators and systems integrators purchase cable modems from vendors through direct and indirect sales channels. In North America, due to the DOCSIS standard achieving widespread market acceptance, Com21 anticipates that the North American cable modem market may at some point shift to a consumer purchase model. If this occurs, Com21 will sell more of its cable modems directly through consumer sales channels. Com21's success will be dependent on its ability to market effectively to end users, to establish brand awareness, to set up the required channels of distribution and to have cable operator's reference sell its products. Com21 has begun to establish new distribution channels for its cable modems. Com21 may not have the capital required or the necessary personnel, or expertise to develop these distribution channels, which could materially adversely affect its business, operating results and financial condition. To the extent that large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities would provide them with a significant competitive advantage.

The market in which Com21 sells its products is characterized by many competing technologies, and the technology on which its product is based may not compete effectively against other technologies.

The market for high-speed data transmission services has several competing technologies which offer alternative solutions. Technologies which compete with Com21's solution include the following: (i) telephone company-related wireline technologies such as: dial-up (analog modems); digital subscriber line, known as DSL, ADSL, among others; and integrated services digital network, known as ISDN; (ii) wireless technologies such as: local multipoint distribution service, known as LMDS; multi-channel multipoint distribution service, commonly known as MMDS; and direct satellite; and (iii) fiber optic technologies such as: fiber to a residence; and fiber to a multi-dwelling unit. Because of the widespread reach of telephone networks and the financial resources of telephone companies, competition from telephone company-related solutions is expected to be intense. Cable modem technology may not be able to compete effectively against wireline or wireless technologies. In addition, one of Com21's competitors has developed a commercially available alternative modulation technology. Significant market acceptance of alternative solutions for high-speed data transmission could decrease the demand for Com21's products if these alternatives are viewed as providing faster access, greater reliability, increased cost-effectiveness or other advantages.

Com21's market is highly competitive and has many more established competitors.

The market for Com21's products is intensely competitive, rapidly evolving and subject to rapid technological change. Many of its current and potential competitors have been operating longer, have better name recognition, more established business relationships and significantly greater financial, technical, marketing and distribution resources than Com21 does. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, undertake more vendor financing programs or longer customer payment cycles and devote substantially more resources to developing new or enhanced products than Com21 does.

Com21's failure to adequately protect its proprietary rights may adversely affect it.

Com21 relies on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect its proprietary rights. These measures afford only limited protection. Com21's means of protecting its proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Com21's future success will depend in part on its ability to protect its proprietary rights and the technologies used in its principal products. Despite Com21's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use trade secrets or other information that Com21 regards as proprietary. In addition, the laws of some foreign countries do not protect Com21's proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve Com21's proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to those of Com21. If Com21 does not enforce and protect its intellectual property, its business will be harmed. From time to time, third parties, including Com21's competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to Com21. Com21 expects that it will increasingly be subject to infringement claims as the number of products and competitors in the cable modem market grows and the functionality of products overlaps. The results of any litigation matter are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, Com21 could be required to pay substantial damages, including treble damages if it is held to have willfully infringed, to halt the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. Licenses may not be available from any third party that asserts intellectual property claims against Com21, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if Com21 ultimately prevails. There can be no assurance that Com21 would be able to successfully resolve legal disputes in the future.

Com21's failure to manage growth could adversely affect it.

Com21 has rapidly and significantly expanded its operations and anticipate that further significant expansion will be required to address potential growth in its customer base and market opportunities. To manage the anticipated growth of its operations, Com21 will be required to: improve existing and implement new operational, financial and management information controls, reporting systems and procedures; hire, train and manage additional qualified personnel; expand and upgrade its core technologies; and effectively manage multiple relationships with its customers, suppliers and other third parties. Com21 competes for skilled personnel in a labor market where there is a shortage of qualified personnel and salary demands are above the norm. Com21 must be able to continue to recruit and retain personnel, and failure to do so would result in Com21 not meeting its anticipated growth goals. In addition, Com21's management team may not be able to achieve the rapid execution necessary to fully exploit the market for its products and services. Com21 may not be able to install enhanced management information and control systems in an efficient and timely manner, and its current or planned personnel, systems, procedures and controls may not be adequate to support its future operations. In the future, Com21 may experience difficulties meeting the demand for its products and services. Com21 cannot assure that its systems, procedures or controls will be adequate to support the anticipated growth in its operations. Any failure to manage growth effectively could materially adversely affect its business, operating results and financial condition.

Com21 depends on strategic relationships.

Com21's business strategy relies to a significant extent on its strategic relationships with other companies. These relationships include: software license arrangements for its network management system; technology licensing agreements for certain products; development and OEM arrangements with certain suppliers for advanced products; marketing arrangements with system integrators, and others; and collaboration agreements with suppliers of routers and headend equipment to ensure the interoperability of Com21's cable modems with these suppliers. These relationships may not be successful because Com21 may not be able to continue to maintain, develop or replace them in the event any of these relationships are terminated. In addition, any failure to renew or extend any license agreements between any third party and Com21 may adversely affect Com21's business.

Com21's customer base is concentrated and the loss of one or more of its customers could cause its business to suffer.

A relatively small number of customers (which include system integrators) have accounted for a large part of Com21's revenues, and Com21 expects that this trend will continue. Com21 expects that its largest customers in the future could be different from its largest customers today due to a variety of factors, including customers' deployment schedules and budget considerations. In addition, certain of Com21's system integrators could develop and manufacture products that compete with Com21 and therefore could no longer distribute its products. Because a limited number of cable operators account for a majority of Com21's prospective customers, its future success will depend upon its ability to establish and maintain relationships with these companies. Com21 may not be able to retain its current accounts or to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of households passed are controlled by a relatively small number of cable operators. The loss of one or more of Com21's customers or its inability to successfully develop relationships with other significant cable operators could cause Com21's business to suffer.

Com21 is subject to risks associated with operating in international markets.

Com21 expects that a significant portion of its sales will continue to be in international markets for the foreseeable future. Com21 has expanded operations in its existing international markets and intends to enter new international markets, which will demand management attention and financial commitment. In addition, a successful expansion of its international operations and sales in certain markets will require Com21 to develop relationships with international systems integrators and distributors. Com21 may not be able to identify, attract or retain suitable international systems integrators or distributors. Com21 may not be able to successfully expand its international operations. Furthermore, to increase revenues in international markets, Com21 will need to continue to establish foreign operations, to hire additional personnel to run these operations and to maintain good relations with its foreign systems integrators and distributors. To the extent that Com21 is unable to successfully do so, its growth in international sales will be limited and its operating results could be adversely affected. Com21's international sales to date have been denominated in U.S. dollars. Com21 does not currently engage in any foreign currency hedging transactions. A decrease in the value of foreign currencies relative to the U.S. dollar could make Com21's products more expensive in international markets. In addition to currency fluctuation risks, international operations involve a number of risks not typically present in domestic operations, including: changes in regulatory requirements; costs and risks of deploying systems in foreign countries; licenses, tariffs and other trade barriers; political and economic instability; difficulties in staffing and managing foreign operations; potentially adverse tax consequences; difficulties in obtaining governmental approvals for products; the burden of complying with a wide variety of complex foreign laws and treaties; and the possibility of difficult accounts receivable collections. Com21 is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. Com21 cannot predict whether charges or restrictions upon the importation or exportation of its products will be implemented by the U.S. or other countries. Future international activity may result in sales denominated in foreign currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in Com21's operating results. For the year ended December 31, 2000, Com21 has $628,000 of foreign exchange losses. Any of these factors could materially and adversely affect its business, operating results and financial condition.

The industry in which Com21 competes is subject to consolidation.

There has been a trend toward industry consolidation for several years, which is expected to continue through 2001. Com21 expects this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. Com21 believes that industry consolidation may provide increasingly stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as Com21 competes to be a single vendor solution and could have a material adverse effect on its business, operating results and financial condition. Additionally, Com21 believes that industry consolidation may lead to fewer possible customers. If Com21 is unable to maintain its current customers or secure additional customers its business could be adversely affected.

The location of Com21's facilities subjects it to the risk of earthquakes and other natural disasters.

Com21's corporate headquarters, including some of its research and development operations and its in-house manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster in the Silicon Valley, such as an earthquake or power loss, could have a material adverse impact on Com21's business, financial condition and operating results.

ITEM 2. PROPERTIES

Com21 leases approximately 96,000 square feet of administrative, research and development, and manufacturing facilities in Milpitas, California. We believe that future growth can be accommodated by obtaining the necessary additional space. Com21 also leases offices in Long Island, New York; Germantown, Maryland; Paris, France; Hong Kong, Beijing, China; Munich, Germany; Jerusalem, Israel; Cork, Ireland; and Delft, The Netherlands.

ITEM 3. LEGAL PROCEEDINGS

On August 8, 2000, Telepoint, Inc. filed a demand for arbitration against the Company and BitCom, Inc., which the Company acquired in July 2000, with the American Arbitration Association (No. 72Y 181 812 00 HLT). Telepoint, a customer of BitCom, claims damages of $10 million and is seeking injunctive relief based on several causes of action. Telepoint's claims center around a development agreement between Telepoint and BitCom whereby BitCom was to develop a digital radio in exchange for payment of $180,000 (and royalties). The Company believes this claim is without merit and intends to defend it vigorously.

In September 2000, the Company issued a purchase order to Ambit Microsystems Corporation for purchase of OEM cable modems which was later canceled because delivery dates were not met. On February 27, 2001, the Company received notice of breach of contract by Ambit requesting the Company to submit a settlement proposal. The Company believes the basis for this request is without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Com21's common stock is traded on the Nasdaq National Market under the symbol "CMTO".

The following table sets forth the high and low bid quotations of the Company's common stock for the periods indicated as reported by The Nasdaq National Market or NASD electronic bulletin board. Prices shown in the table represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

2000	High	Low
First quarter	$80.00	$19.25
Second quarter	$48.00	$17.50
Third quarter	$36.13	$11.25
Fourth quarter	$14.00	$3.63

1999	High	Low
First quarter	$29.94	$20.50
Second quarter	$35.50	$15.13
Third quarter	$20.25	$12.38
Fourth quarter	$29.00	$11.69

Com21 has never declared, or paid, any cash dividends on its common stock.

On March 7, 2001, the Company entered into a definitive agreement to complete a $7.7 million private equity financing. Pursuant to a subscription agreement, dated February 28, 2001, the Company sold 2,450,000 shares of unregistered common stock at a price of $3.12 per share and a warrant to acquire up to an additional 2,450,000 shares of the Company's common stock at $9.10 per share. The offer and sale of these shares were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided by Regulation D and these securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The warrant is immediately exercisable and remains exercisable for a period of seven years from the date of issuance.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years in the three-year period ended December 31, 2000, and the consolidated balance sheet data at December 31, 1999 and 2000, are derived from consolidated financial statements which are included in this Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1996 and 1997 and the consolidated balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from our consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future. (amounts in thousands, except per share data)
	Years Ended December 31,
	1996	1997	1998	1999	2000
Consolidated Statement of Operations Data:
Total revenues	$ 1,000	$ 15,649	$ 48,114	$ 95,743	$ 193,983
Cost of total revenues	-	8,372	29,573	60,918	151,319
Gross profit	1,000	7,277	18,541	34,825	42,664
Operating expenses:
Research and development	12,395	13,481	19,936	29,821	48,556
Sales and marketing	1,970	5,277	10,273	16,250	29,145
General and administrative	1,548	1,782	3,871	4,120	16,167
In-process research and development	-	-	-	-	8,823
Total operating expenses	15,913	20,540	34,080	50,191	102,691
Loss from operations	(14,913)	(13,263)	(15,539)	(15,366)	(60,027)
Total other income, net	447	229	2,190	5,104	3,993
Loss before income taxes	(14,466)	(13,034)	(13,349)	(10,262)	(56,034)
Income taxes	5	21	14	55	22
Net loss	$ (14,471)	$ (13,055)	$ (13,363)	$ (10,317)	$ (56,056)
Net loss per share, basic and diluted	$ (7.64)	$ (6.15)	$ (1.10)	$ (0.49)	$ (2.42)
Shares used in computation, basic and diluted	1,894	2,124	12,150	20,932	23,123

	December 31,
	1996	1997	1998	1999	2000

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$ 12,427	$ 17,950	$ 65,744	$ 106,023	$ 45,914
Working capital	9,097	19,523	68,084	112,233	63,483
Total assets	17,036	31,573	82,948	141,166	214,365
Long-term obligations	1,292	1,508	936	345	9
Total stockholders' equity	$ 12,056	$ 23,283	$ 73,366	$ 120,078	$ 142,638

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

Overview

We are a leading global supplier of system solutions for the broadband access market. Our products enable domestic and international cable operators to provide high-speed, cost-effective Internet access, reduce operating costs, and maximize revenue opportunities in a variety of subscriber markets - including residential, corporate telecommuters, and small businesses. We develop, manufacture and sell headend equipment, subscriber cable modems, and network management software, all designed to support Asynchronous Transfer Mode (ATM), Data Over Cable System Interface Specification (DOCSIS), Euro-DOCSIS and Digital Video Broadcasting (DVB) industry standards. In the North American market, we primarily sell directly to cable operators and systems integrators. Internationally, we sell primarily to systems integrators, who in turn sell to cable operators.

During the first half of 2000, cable modem manufacturers experienced shortages and long lead times with respect to certain components such as flash memory and capacitors. Due to these shortages, the production of cable modems was constrained. Com21 placed substantial orders for component material to ensure we would meet our anticipated build plan, especially for our Doxport 1110 modem that we commenced shipping late in the third quarter of 2000. During the fourth quarter of 2000, the order rates and corresponding revenues dropped sharply resulting from lower demand from cable operators. This slow down in sales in the fourth quarter of 2000 caused our inventory levels to increase substantially. In addition, cable operators began to lengthen their accounts payable payments cycles as they more tightly managed their working capital. Although we believe that deployment of cable modems will continue to increase as subscriber growth for high speed access is forecasted to increase in 2001, some cable operators have delayed ordering new equipment in early 2001 in order to utilize the existing levels of inventory. Due to this oversupply of inventory by manufacturers, price competition has become more intense which has resulted in lower average selling prices and gross margin pressures. We expect the slow down in procurement by cable operators to continue at least through the first half of 2001. On a forward looking basis we believe these factors are likely to depress revenues, and are likely to cause inventory levels to remain higher than historical levels due to lower shipment rates. We anticipate that accounts receivable balance will remain at a relatively high level compared to historical levels as cable operators manage working capital tightly. With the slow down in shipments our contract manufactures have begun charging us for the carrying cost of inventory.

Recent Developments

In January 2001, we announced a number of programs to reduce our operating expenses. These included the termination of a project to develop a DVB headend, the focusing of our engineering efforts on fewer projects and the elimination of certain marketing programs. This resulted in a reduction in personnel in these areas along with some administrative and support functions. We also transferred certain engineering and marketing efforts to lower cost development centers in Ireland and Maryland. In addition we announced that we had engaged a placement agent to help us spin out our wireless group into a separate minority owned subsidiary that would be separately funded. Furthermore, we were engaged in working with a European company on a joint venture development contract. Finally, we announced that we have engaged Dain Rauscher Wessels to assist us to evaluate working capital alternatives. In the future, we may continue to reduce operating expenses to accommodate decreased revenues or gross margins, or discontinue some development programs and product lines. This could result in the reductions in work force, restructuring charges, write downs of inventory carrying values or provisions for the impairment of long-lived assets. Any of these factors could affect our financial results of operations or stock price.

As described below, we made two acquisitions in 2000 to secure needed product development resources and expertise particularly in cable telephony products. As market dynamics change, resources become available locally, our ability to retain resources improves, and other product relationships with third parties evolve, we will continue to evaluate our ownership position. We may determine that the most cost effective means to secure these resources is a different relationship. This could result in accelerated amortization charges for intangible assets or provisions for the impairment of long-lived assets in future periods.

On March 7, 2001, the Company entered into a definitive agreement to complete a $7.7 million private equity financing. Pursuant to a subscription agreement, dated February 28, 2001, the Company sold 2,450,000 shares of unregistered common stock at a price of $3.12 per share and a warrant to acquire up to an additional 2,450,000 shares of the Company's common stock at $9.10 per share. The offer and sale of these shares were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided by Regulation D and these securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The warrant is immediately exercisable and remains exercisable for a period of seven years from the date of issuance.

Acquisitions

GADline

On July 3, 2000, pursuant to a Share Purchase Agreement (the "GADline Agreement") dated April 18, 2000 by Com21 and GADline, Ltd. (GADline), an Israeli company, GADline was merged with and into Com21. GADline develops, manufactures and markets fully managed networking solutions that deliver high-speed data and telephony services over a hybrid fiber coaxial infrastructure.

Pursuant to the GADline Agreement, the shareholders of GADline received an aggregate of 2,281,750 shares of Com21 common stock and all outstanding GADline options converted into options to purchase 168,193 shares of Com21 common stock. On January 9, 2001, GADline met certain milestones defined in the GADline Agreement which resulted in the issuance of an additional 175,124 shares of Com21 common stock valued on the measurement date at $963,000. This amount will be added to goodwill in the first quarter of 2001 and be amortized over the remaining useful life of the intangible asset. An additional 174,876 shares of Com21 common stock may be issued to GADline shareholders upon completion of predefined milestones. The fair value of the contingent shares will be measured upon achievement of the predefined milestones and will also be accounted for as additional purchase price. We also assumed certain operating assets and liabilities of GADline. The acquisition was treated as a purchase for accounting purposes. The total purchase price as of July 3, 2000 was allocated to the assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Total purchase price:
Common stock issued	$ 67,342
Stock options assumed	3,205
Acquisition expenses	3,060
	$ 73,607

Purchase price allocation:
Fair market value of net tangible assets acquired at July 3, 2000	$ 3,672
Intangible assets acquired:		Economic Life
Customer base	239	3
Workforce-in-place	1,564	5
Tradename	1,111	5
Core technology	9,114	5
Current technology	6,038	5
In-process research & development	8,823
Goodwill	43,046	5
	$ 73,607

We recorded a one-time charge of $8.8 million in the consolidated statement of operations and comprehensive loss for 2000 for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The in-process development project is an integrated network solution for data and voice over Internet protocol. At the time of acquisition, estimated costs to complete the development were $9.0 million. Management expects that product being developed will become available for sale in fiscal 2001; however, we can not assure that these products will become available by that time. To date, we have incurred expenses on the project of $10.6 million. Failure to reach successful completion of this project could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition or results of operations.

We utilized assumptions to determine the value of in-process technology included several factors, including the following. First, an income approach that focuses on the income producing capability of the acquired technology, and best represents the present value of the future economic benefits which we expected to derive from them. Second, we forecast net cash flows that we expected might result from the development effort, using projections prepared by Com21's management. Third, a discount rate of 25% was computed after analysis of the risk of an investment in GADline which considered the implied rate of the transaction and the weighted average cost of capital.

BitCom, Inc.

On July 6, 2000, pursuant to a Share Purchase Agreement (the "BitCom Agreement") dated June 22, 2000 by Com21 and BitCom, Inc. (BitCom), a Delaware company with facilities in Maryland, BitCom was merged with and into Com21. BitCom is an engineering consulting and development company specializing in the fields of wired and wireless telecommunications, satellite, and networking engineering.

Pursuant to the BitCom Agreement, the Company acquired all of the outstanding shares of BitCom for an aggregate purchase price of $4.0 million in cash. Additionally, the Company assumed 100,000 options to purchase BitCom stock. On January 3, 2001, certain milestones defined in the BitCom Agreement were met resulting in the issuance of an additional 50,000 shares of Com21 common stock valued on the measurement date at $263,000. This amount will be recorded as stock compensation in the first quarter of 2001. The Company also assumed certain operating assets and liabilities of BitCom. The acquisition was treated as a purchase for accounting purposes. The total purchase price as of July 6, 2000 was allocated to the assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Total purchase price:
Cash	$ 4,000
Stock options assumed	1,478
Acquisition expenses	200
	$ 5,678

Purchase price allocation:
Fair market value of net tangible assets acquired of BitCom at July 6, 2000	$ 256
Intangible assets acquired:		Economic Life
Workforce-in-place	536	5
Goodwill	5,100	5
Deferred tax liabilities	(214)
	$ 5,678

In connection with the BitCom acquisition, the Company granted 245,000 shares of restricted common stock to former BitCom employees who have executed Employment Agreements with Com21. The shares are released from restriction, in proportionate amounts, at each of the three anniversary dates of the acquisition. If an employee terminates prior to vesting, that employee's restricted shares are subject to forfeiture. As of December 31, 2000, all shares remained restricted. The Company recorded a deferred compensation charge of $6,049,000, as a separate component of stockholders' equity, for the fair value of the common shares on the issuance date and will amortize the amount, net of forfeitures, over the three-year vesting period. For the year ended December 31, 2000, $1,008,000 of compensation expense related to these awards was recorded in the accompanying consolidated statement of operations and comprehensive loss.

Results of Operations - Years Ended December 31, 1998, 1999, and 2000

Total Revenues. Total revenues in 2000 increased by 103% to $194.0 million as compared to $95.7 million in 1999. Our revenue growth was principally due to growth in cable modem and headend revenues over the prior year. Unit sales of all our cable modem products increased 181% from 1999, as we experienced strong demand for our ATM and DOCSIS cable modems. Revenues associated with our headend products increased 38% as we experienced continued strong demand for these products especially in Europe. Cable modem sales accounted for 85% of total revenue in 2000 as compared to 78% of total revenues in 1999. Although we experienced growth in revenues, Com21 did experience a sharp decrease in sales during the fourth quarter of 2000 as compared to prior quarters due to an industry-wide downturn in broadband equipment purchases as cable operators balanced inventories. The average sales price of all cable modems declined during 2000. Our prices decreased due to planned price reductions to meet pricing pressures from competitors and due to the increased acceptance of our lower priced DOCSIS products. We anticipate that the average sales price of modems will continue to decline during 2001 due to competitive price pressures and the number of suppliers competing for market share.

Total revenues increased by 99% to $95.7 million in 1999 as compared to $48.1 million in 1998. Our revenue growth was principally due to the growth in cable modem revenue over the prior year. Cable modem sales accounted for 78% of total revenue in 1999 as compared to 56% of total revenue in 1998. The average sales price of our cable modems declined during 1999, as expected. Our prices decreased primarily due to increased price competition. The average sales price of our headend equipment increased moderately during 1999 primarily due to the mix of product sold.

Gross Margins. Gross margins decreased to 22% in 2000 from 36% in 1999. The decrease in margins is due primarily to the rapid acceptance of the DOCSIS cable modems especially in North America. DOCSIS cable modem shipments increased from 29,000 units or 10% of total Com21 modem shipments in 1999 to 393,000 units or 50% of total Com21 modems shipped in 2000. The adoption of the DOCSIS-based standard has caused considerable price pressure due to the number of competitors in the marketplace.

During 2001 we anticipate continued pressure on margins due to the following:

*Increased sales of our DOCSIS cable modems. As these lower margin modems continue to become a higher percentage of our total revenues, we anticipate our total margin percentage will decline.

*Competitive pricing offered by an increasing number of cable modem suppliers entering the market. As the industry continues to move toward standardization of technology we anticipate increased pricing pressure.

Gross margins decreased to 36% in 1999 from 39% in 1998. The decrease in gross margin in 1999 was primarily attributable to an increase in sales of cable modems as a percentage of total product sales and a shift away from our higher margin software products.

Research and Development. Research and development expenses increased 63% to $48.6 million in 2000 from $29.8 million in 1999. This increase in 2000 is primarily due to higher consulting expenses, increases in personnel related expenses in our Cork, Ireland development center, and a $2.5 million impairment charge related to a development project, and the addition of engineering headcount from our acquisitions of GADline and BitCom. In addition, $1.3 million was incurred in 2000 due to the amortization of intangibles associated with these acquisitions. In 2001, we anticipate that actual dollar amount of research and development expenses will decline from the 2000 level. This decline will be due to a reduced number of personnel and the elimination of certain development programs as we refocus our development efforts on key technology initiatives.

Com21 recorded a one-time charge of $8.8 million in the third quarter of 2000 for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain in connection with the acquisition of GADline. There were no acquisition related charges in 1999.

Research and development expenses increased 50% to $29.8 million in 1999 from $19.9 million in 1998. The increase in 1999 is primarily due to increased consulting and personnel related expenses related to product development.

Sales and Marketing. Sales and marketing expenses increased 79% to $29.1 million in 2000 from $16.3 million in 1999. The increase in 2000 is primarily due to higher costs associated with increased personnel in the sales, marketing, and service organizations. We increased sales personnel internationally strengthening our sales presence in Asia and Latin America. We also increased our customer service personnel to support the growth of our installed base of equipment and help manage our growing number of customers. Marketing headcount and expenses increased due to the acquisition of GADline in Israel, additional marketing and advertising investments related to the introduction of new products, and general corporate branding projects. In 2001, we anticipate that actual dollar amount of marketing expenses will decline from the 2000 level. This decline will be due to personnel reductions and a decrease in expenditures on marketing programs in connection with our effort to reduce operating expenses.

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

General and Administrative. General and administrative expenses increased 292% to $16.2 million in 2000 from $4.1 million in 1999. The increase in general and administrative expenses was primarily related to the addition of new personnel in Milpitas, the addition of administration headcount from our acquisition of GADline, and investments in infrastructure. General and administrative expenses included acquisition related charges of $5.0 million related to the amortization of goodwill, intangibles and deferred stock compensation. In 2001, we anticipate that actual dollar amount of general and administrative expense will decline from the 2000 level. This decline will be due to personnel reductions and general decrease in expenses in connection with our effort to reduce operating expenses.

General and administrative expenses increased 6% to $4.1 million in 1999 from $3.9 million in 1998. This increase is primarily attributable to increased personnel in our finance and administrative organization. This was offset by a decline in our legal fees associated with patent litigation, which was settled in January 1999.

Total Other Income, Net. Total other income, net decreased to $4.0 million in 2000 from $5.1 million in 1999. This decrease was attributable to lower interest income on a declining cash and investments balance during 2000 coupled with $628,000 in foreign exchange losses.

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

Income Taxes. Income tax expense for all years consisted solely of state franchise taxes. We have not recorded any other income tax expense or benefit as we have not generated taxable income and as we have provided a full valuation allowance against our deferred tax assets based on our evaluation of the likelihood of realization of future tax benefits.

Liquidity and Capital Resources

At December 31, 2000, we had cash, cash equivalents and short-term investments of $45.9 million of which $11.3 million is restricted for use under two stand-by letters of credit. Of the restricted $11.3 million, $10.1 million was issued to our primary contract manufacturer, Celestica, in response to increased inventory levels and a reduction to our manufacturing build plan. The remaining $1.2 million was issued to a sole source component vendor.

Net cash used in operating activities was $55.3 million in 2000. Cash used in operating activities primarily resulted from outflows due to: a net loss of $56.1 million; an increase in accounts receivable of $30.0 million due to the decline in market conditions in the second half of 2000 which caused several major customers to delay payments; and an increase in inventory of $25.0 million which is a direct result of lower shipments in the fourth quarter of 2000 due to the slower procurement of equipment by customers. The cash outflows were offset by an increase in accounts payable of $33.8 million; and noncash activities including stock compensation of $2.9 million, in-process research and development of $8.8 million and a $2.5 million asset impairment charge.

Net cash provided by investing activities was $65.4 million in 2000. Cash provided by investing activities was primarily attributable to net proceeds from the sales and maturities of investments of $78.1 million offset by purchases property and equipment of $11.9 million.

Net cash used in financing activities was $1.4 million. Cash provided by financing activities consisted primarily of net proceeds from the issuance of debt obligations of $6.3 million and net proceeds from the issuance of common stock of $4.2 million. We used $11.3 million to support stand-by letters of credit.

On March 7, 2001, the Company entered into a definitive agreement to complete a $7.7 million private equity financing. Pursuant to a subscription agreement, dated February 28, 2001, the Company sold 2,450,000 shares of unregistered common stock at a price of $3.12 per share and a warrant to acquire up to an additional 2,450,000 shares of the Company's common stock at $9.10 per share. The warrant is immediately exercisable and remains exercisable for a period of seven years from the date of issuance.

During 1999 and 2000 we generated net losses of approximately $10.3 million and $56.1 million, respectively. We may also incur net losses during future periods. Due to a decline in our sales in the fourth quarter 2000, we introduced measures to reduce operating expenses that included reductions in our workforce in December, 2000 and February, 2001. Management continues to monitor market conditions to assess the need to take further action if necessary. Any subsequent actions may result in additional work force reductions, restructuring charges, reductions in inventory carrying values, discontinuation of product lines, and provisions for impairment of long-lived assets which could materially adversely affect our results of operations and stock price. We are currently evaluating several alternatives to improve liquidity and working capital as required. These alternatives include the sale of additional stock, additional lines of credit, and the divestiture of certain business assets. There can be no assurance, however, that any additional financing will be available to us on acceptable terms, or at all, when required.

If our financial resources are insufficient to fund our activities and repay our debts, additional funds will be required. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders will result given the current price of our stock. If additional funds are not available, we may be required to delay, scale back, or eliminate one or more of our research and development or manufacturing programs. Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition, and results of operations.

We believe that our cash, cash equivalents, short-term investments and available borrowings under our credit facilities at December 31, 2000 coupled with the March 2001 equity financing and the cost reduction programs described under "Management's Discussion and Analysis of Financial Condition and Result of Operations - Recent Developments" will be sufficient to meet our working capital requirements through December 31, 2001.

New Accounting Standard

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management has concluded its analysis of the effects of adopting SFAS No. 133 and the adoption will not have an impact on the financial position, results of operations, or cash flows of the Company.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB No. 101 in 2000 had no impact on the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. Com21 maintains an investment portfolio of government and corporate debt obligations. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1999 and 2000, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Com21 is also subject to interest rate risk as of December 31, 2000, related to variable rate debt obligations totaling $11,030,000. The variable rates debt obligations are linked to the prime rate and the LIBOR rate and any increases in such market interest rates will increase the repayment obligation. If market rate were to increase immediately and uniformly by 10 percent from levels at December 31, 2000, the fair value of the repayment obligation would increase by $103,000.

Com21 has fixed rate debt obligations of $883,000 and $291,000 at December 31, 1999 and 2000, respectively, that have no interest rate risk. The fixed rates on such obligations was 13% in 1999 and ranged from 7% to 12% in 2000, and mature on various dates through 2002.

Market Price Risk. Com21 is also exposed to market price risk on investment in marketable equity securities held as available-for-sale investments. These investments are in publicly traded companies as well as private companies in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $586,000 and $2,714,000 decrease in the fair value of the investment in the marketable equity security as of December 31, 1999 and 2000, respectively.

Foreign Currency Risk. To date, our international sales have been dominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to sales transactions. However, the functional currency of our subsidiaries in the Ireland and Israel is the U.S. dollar and as the local accounts are maintained in Irish pounds and Israeli new shekels, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial positions or results of operation.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Com21, Inc.:

We have audited the accompanying consolidated balance sheets of Com21, Inc. and its subsidiaries (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Com21, Inc. and its subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California
March 26, 2001

Com21, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	1999	2000
ASSETS

Current Assets:
Cash and cash equivalents	$ 16,499	$ 25,237
Restricted cash	-	11,250
Short-term investments	89,524	9,427
Accounts receivable:
Trade (net of allowances of $1,161 and $1,100 in 1999 and 2000, respectively)	14,423	39,997
Related parties	4,784	612
Other	888	10,159
Inventories	4,518	33,960
Prepaid expenses and other	2,036	4,188
Total current assets	132,672	134,830
Long-term investments	-	2,000
Property and equipment - net	8,198	16,690
Intangibles assets - net	-	60,057
Other assets	296	788
Total assets	$ 141,166	$ 214,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 12,870	$ 48,543
Accrued compensation and related benefits	3,732	4,447
Other current liabilities	3,299	7,045
Current capital lease and debt obligations	538	11,312
Total current liabilities	20,439	71,347
Deferred rent	304	371
Capital lease and debt obligations	345	9
Total liabilities	21,088	71,727
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and undesignated; none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; shares issued and outstanding: 1999, 21,619,172; 2000, 24,679,217	22	25
Additional paid-in capital	179,138	263,803
Deferred stock compensation	(230)	(5,839)
Accumulated deficit	(59,016)	(115,072)
Accumulated other comprehensive income (loss)	164	(279)
Total stockholders' equity	120,078	142,638
Total liabilities and stockholders' equity	$ 141,166	$ 214,365

See Notes to Consolidated Financial Statements.

Com21, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years Ended December 31,
	1998	1999	2000
Revenues:
Products ($6,637, $19,402 and $2,122, in 1998, 1999 and 2000, respectively from related parties)	$ 47,121	$ 95,743	$ 193,983
License fees - related party (Note 12)	993	-	-
Total revenues	48,114	95,743	193,983
Cost of product revenues ($4,113, $11,767 and $1,588 in 1998, 1999 and 2000, respectively, for related parties)	29,573	60,918	151,319
Gross profit	18,541	34,825	42,664
Operating expenses:
Research and development	19,936	29,821	48,556
Sales and marketing	10,273	16,250	29,145
General and administrative	3,871	4,120	16,167
In-process research and development	-	-	8,823
Total operating expenses	34,080	50,191	102,691
Loss from operations	(15,539)	(15,366)	(60,027)
Other income (expense):
Interest income	2,535	5,261	4,825
Interest expense	(318)	(164)	(74)
Other income (expense) - net	(27)	7	(758)
Total other income, net	2,190	5,104	3,993
Loss before income taxes	(13,349)	(10,262)	(56,034)
Incomes taxes	14	55	22
Net loss	(13,363)	(10,317)	(56,056)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(3)	167	(443)
Comprehensive loss	$ (13,366)	$ (10,150)	$ (56,499)
Net loss per share, basic and diluted	$ (1.10)	$ (0.49)	$ (2.42)
Shares used in computation, basic and diluted	12,150	20,932	23,123

See Notes to Consolidated Financial Statements.

COM21, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compen- sation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances , January 1, 1998	9,957,604	$ 10	2,772,139	$ 3	$ 58,722	$ (116)	$ (35,336)	$ -	$ 23,283
Exercise of stock options	-	-	222,187	-	236	-	-	-	236
Issuance of common stock (net of issuance costs of $6,209)	-	-	5,750,000	6	62,785	-	-	-	62,791
Sale of stock under employee stock purchase plan	-	-	40,403	-	412	-	-	-	412
Conversion of preferred stock	(9,957,604)	(10)	9,957,604	10	-	-	-	-	-
Repurchase of shares	-	-	(56,773)	-	(24)	-	-	-	(24)
Amortization of deferred stock compensation	-	-	-	-	-	34	-	-	34
Unrealized loss on available-for-sale investments	-	-	-	-	-	-	-	(3)	(3)
Net loss	-	-	-	-	-	-	(13,363)	-	(13,363)
Balances, December 31, 1998	-	-	18,685,560	19	122,131	(82)	(48,699)	(3)	73,366
Exercise of stock options	-	-	356,793	-	1,365	-	-	-	1,365
Exercise of common stock warrants	-	-	32,844	-	54	-	-	-	54
Issuance of common stock (net of issuance costs of $3,950)	-	-	2,480,000	3	54,327	-	-	-	54,330
Sale of stock under employee stock purchase plan	-	-	97,908	-	1,025	-	-	-	1,025
Repurchase of shares	-	-	(33,933)	-	(31)	-	-	-	(31)
Deferred stock compensation	-	-	-	-	193	(193)	-	-	-
Issuance of nonemployee stock options for services	-	-	-	-	74	-	-	-	74
Amortization of deferred stock compensation	-	-	-	-	-	45	-	-	45
Unrealized gain on available-for-sale investments	-	-	-	-	-	-	-	167	167
Net loss	-	-	-	-	-	-	(10,317)	-	(10,317)
Balances, December 31, 1999	-	-	21,619,172	22	179,138	(230)	(59,016)	164	120,078
Exercise of stock options	-	-	637,472	1	3,489	-	-	-	3,490
Sale of stock under employee stock purchase plan	-	-	92,556	-	946	-	-	-	946
Repurchase of shares	-	-	(196,733)	-	(272)	-	-	-	(272)
Value of stock options issued in acquisitions	-	-	-	-	4,683	-	-	-	4,683
Issuance of common stock in acquisitions	-	-	2,281,750	2	67,340	-	-	-	67,342
Issuance of restricted stock	-	-	245,000	-	6,049	(6,049)	-	-	-
Deferred stock compensation	-	-	-	-	1,372	(1,372)	-	-	-
Issuance of stock options and warrants to nonemployees for services	-	-	-	-	1,058	-	-	-	1,058
Amortization of deferred stock compensation	-	-	-	-	-	1,812	-	-	1,812
Unrealized loss on available-for-sale investments	-	-	-	-	-	-	-	(443)	(443)
Net loss	-	-	-	-	-	-	(56,056)	-	(56,056)
Balances, December 31, 2000	-	$ -	24,679,217	$ 25	$ 263,803	$ (5,839)	$ (115,072)	$ (279)	$ 142,638

See Notes to the Consolidated Financial Statements.

Com21, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	1998	1999	2000
Cash Flows from Operating Activities:
Net loss	$ (13,363)	$ (10,317)	$ (56,056)
Adjustments to reconcile net loss to net cash used in
operating activities:
Nonemployee stock options and warrants issued for services	-	74	1,058
Amortization of deferred stock compensation	34	45	1,812
Depreciation and amortization	3,483	3,784	11,904
In-process research and development	-	-	8,823
Deferred rent	38	20	67
Gain on sales and maturities of investments	(755)	(1,408)	(536)
Write-off of impaired asset	-	-	2,518
Changes in operating assets and liabilities, net of effect of companies acquired:
Accounts receivable - trade	794	(11,233)	(24,902)
Accounts receivable - related parties	(592)	(3,140)	4,172
Accounts receivable - other	-	(888)	(9,271)
Inventories	(2,639)	764	(24,599)
Prepaid expenses and other	59	(1,450)	(1,519)
Other assets	(52)	(41)	(2,165)
Accounts payable	1,201	8,837	33,812
Accrued compensation and related benefits	730	1,993	715
Other current liabilities	(15)	1,720	(1,129)
Net cash used in operating activities	(11,077)	(11,240)	(55,296)
Cash Flows From Investing Activities:
Purchases of property and equipment	(3,744)	(5,735)	(11,911)
Purchases of investments	(101,886)	(160,996)	(55,794)
Proceeds from sales and maturities of investments	44,029	131,765	133,875
Purchase of companies, net of cash acquired	-	-	(783)
Net cash provided by (used in) investing activities	(61,601)	(34,966)	65,387
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	63,439	56,774	4,436
Repurchases of common stock	(24)	(31)	(272)
Proceeds from issuance of debt obligations	-	-	10,000
Repayments under capital lease obligations	(1,033)	(937)	(592)
Repayments on debt obligations	(519)	(236)	(3,675)
Restricted cash	-	-	(11,250)
Net cash provided by (used in) financing activities	61,863	55,570	(1,353)
Net change in cash and cash equivalents	(10,815)	9,364	8,738
Cash and cash equivalents, beginning of year	17,950	7,135	16,499
Cash and cash equivalents, end of year	$ 7,135	$ 16,499	$ 25,237

Noncash Investing and Financing Activities:
Property and equipment acquired under capital leases	$ 675	$ -	$ -
Deferred stock compensation	$ -	$ 193	$ 7,421
Conversion of preferred stock into common stock	$ 10	$ -	$ -
Unrealized gain (loss) on available-for-sale investments	$ (3)	$ 276	$ (552)
Issuance of debt obligation for other current assets	$ 215	$ -	$ -
Common stock issued to acquire companies	$ -	$ -	$ 67,342
Value of stock options issued in acquisitions	$ -	$ -	$ 4,683

Supplemental Cash Flow Information:
Cash paid for income taxes	$ 14	$ 55	$ 22
Cash paid for interest	$ 335	$ 155	$ 190

See Notes to Consolidated Financial Statements.

Com21, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1998, 1999 and 2000

1. Business and Significant Accounting Policies

Business - Com21, Inc. (the Company or Com21) was incorporated in Delaware in June 1992. The Company is a global supplier of broadband access solutions. The Company develops and sells headend equipment, subscriber cable modems and network management software to support the Asynchronous Transfer Mode (ATM), Data Over Cable System Interface Specification (DOCSIS) and Digital Video Broadcasting (DVB) standards. Such products enable domestic and international cable operators the ability to provide high-speed, cost-effective Internet access to a variety of subscriber markets including corporate telecommuters, small businesses and private homes.

Basis of Presentation - The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows for any of the periods presented.

Cash Equivalents - The Company considers all highly liquid debt instruments with maturities at the date of purchase of three months or less to be cash equivalents.

Restricted Cash - As of December 31, 2000, $11,250,000 in cash held in a certificate of deposit is restricted for use as security on purchases from a third-party outsource manufacturer and a sole source component vendor.

Investments - Investments are stated at fair value based on quoted market prices obtained from an independent broker. Investments are classified as available-for-sale based on the Company's intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses, net of deferred taxes, are recorded as a component of stockholders' equity as accumulated other comprehensive income (loss). Gains and losses on sales of investments are determined on a specific identification basis.

Other Accounts Receivable - Other accounts receivable consists of receivables due from third-party outsource manufacturers for the sale of component inventories used by the manufacturers in the production of the Company's product.

Inventories - Inventories consist of networking equipment, modems and sub-assemblies stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to sixteen years. Amortization of leasehold improvements and assets recorded under capital lease agreements are computed using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

Intangible Assets - Intangibles assets, including goodwill, are amortized on a straight-line basis over useful lives of three to five years.

Long-Lived Assets - The Company evaluates long-lived assets for impairment using a discounted cash flows method whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In June 2000, the Company entered into a 43 month development agreement with a third party for a cash payment of $2,250,000 which was recorded as an asset at the time the payment was made. In December 2000, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of," the Company recorded an impairment charge of $2,518,000 as research and development expense in the accompanying consolidated statement of operations and comprehensive loss for 2000. The amount consisted of the remaining net book value of the initial payment as well as noncancelable commitments to purchase materials for the development project. Such assets were determined to be impaired based on a comparison of the carrying amount of such assets to future discounted cash flows expected to be generated by the asset. As the development project was canceled with undeveloped product, there were no future discounted cash flows.

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

Certain Significant Risks and Uncertainties - The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company''s future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; the Company's ability to obtain additional capital to support operations; the Company's ability to integrate acquired businesses; and the Company's ability to attract and retain employees necessary to support its growth.

Since inception, the Company has incurred net losses and has an accumulated deficit of $115,072,000 at December 31, 2000. If profitability is not achieved in the near term, it could have a material adverse effect on the Company's financial position, results of operations or cash flows. Subsequent to December 31, 2000, the Company continued efforts to reduce operating expenses including reductions in its workforce; termination of a project to develop a DVB headend; refocusing of its engineering efforts on fewer projects; and the elimination of certain marketing programs. In addition, the Company had engaged Dain Rauscher Wessels to assist in the evaluation of working capital alternatives and raised $7,650,000 in an equity placement . If efforts to achieve profitable operations are not successful, additional funding will be required. If additional funds are not available, the Company may be required to continue to delay, scale back or eliminate one or more of its research and development, marketing or manufacturing programs.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are held primarily with five financial institutions and consist primarily of commercial paper, short-term corporate and government obligations and cash in bank accounts. The Company's investment policy is to invest in instruments with minimum credit ratings of A-1/P-1 (Short-Term) or AA (Long-Term) and in strategic equity investments requiring Board of Directors approval. The Company sells its products primarily to cable operators in North America and primarily to systems integrators in Europe, Asia and South/Central America, and generally does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for estimated potential bad debt losses. The recorded carrying amount of cash and cash equivalents, investments, accounts receivable, accounts payable and debt obligations approximate fair value.

The Company's customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of the Company's revenues and the Company expects that this trend will continue for the foreseeable future. For the years ended December 31, 1998, 1999 and 2000, the top five customers comprised 66%, 64% and 47%, respectively, of the Company's total revenues.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For product revenue, this generally occurs at the time of shipment. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time the product revenue is recognized.

The Company accounts for revenue on software transactions under the principles of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended, which requires, among other things, revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue for software licenses is recognized when SOP 97-2 criteria are met which is generally upon delivery provided that collection is probable. Software support and maintenance revenue are deferred and amortized over the maintenance period on a straight-line basis.

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

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

Foreign Currency - The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate as of the balance sheet date, nonmonetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses, which are included in other income (expense) - net in the accompanying consolidated statements of operations and comprehensive loss, were not significant in 1998 and 1999 and was a loss of $628,000 in 2000.

Comprehensive Loss - In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company reports by major components and as a single total, the change in net assets during the period from nonowner sources in a consolidated statement of comprehensive loss which has been included with the consolidated statements of operations. Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets consists entirely of unrealized gains and losses on available-for-sale investments for all periods presented.

Net Loss Per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, restricted stock, warrants to purchase convertible preferred stock and common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive.

New Accounting Standards - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management has concluded its analysis of the effects of adopting SFAS No. 133 and the adoption will not have an impact on the financial position, results of operations or cash flows of the Company.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB No. 101 in 2000 had no impact on the Company's financial position, results of operations or cash flows.

2. Investments

The amortized cost and the fair value of available-for-sale securities are presented in the tables below:

	December 31, 1999
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
	(in thousands)

Corporate obligations	$ 30,466	$ (51)	$ 30,415
U.S. Government obligations	52,955	(37)	52,918
Municipal obligations	5,024	(5)	5,019
Corporate equity securities	803	369	1,172
Total short-term investments	$ 89,248	$ 276	$ 89,524

December 31, 2000
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
(in thousands)
U.S. Government obligations	$ 6,000	$ -	$ 6,000
Corporate equity securities	5,706	(279)	5,427
Total	$ 11,706	$ (279)	$ 11,427

Reported as:
Short-term investments			$ 9,427
Long-term investments			2,000
Total			$ 11,427

The contractual maturities of the Company's investments in debt securities at December 31, 2000 were all within one year.

3. Inventories

Inventories consist of:

	December 31,
	1999	2000
	(in thousands)

Raw materials and sub-assemblies	$ 917	$ 10,363
Work-in-process	326	5,477
Finished goods	3,275	18,120
Total	$ 4,518	$ 33,960

4. Property and Equipment

Property and equipment consists of:

	December 31,
	1999	2000
	(in thousands)

Equipment under capital lease	$ 3,711	$ 3,650
Computer equipment and software	6,855	13,808
Production equipment	6,515	11,713
Leasehold improvements	671	2,219
Furniture and fixtures	815	1,584
	18,567	32,974
Accumulated depreciation and amortization	(10,369)	(16,284)
Total	$ 8,198	$ 16,690

Accumulated amortization on capital leases as of December 31, 1999 and 2000 was $3,031,000 and $3,495,000, respectively.

5. Intangible Assets

Intangible assets consist of the following at December 31, 2000 (in thousands):
Core and current technology	$ 15,152
Goodwill	48,146
Other intangibles	3,450
66,748
Accumulated amortization	(6,691)
Total	$ 60,057

6. Debt Obligations

Lines of Credit

In December 2000, the Company entered into a revolving line of credit agreement, for working capital purposes, which allows the Company to borrow up to the lesser of $20,000,000 or 65% of the Company's eligible domestic and foreign accounts receivable. At December 31, 2000, the Company had $10,000,000 outstanding under the agreement. Borrowings under the line are secured by substantially all the assets of the Company and bears annual interest at the prime rate (9.25% at December 31, 2000) plus 0.25%, which is payable monthly. The line expires on November 30, 2001 at which time all outstanding borrowings and unpaid interest are due. The agreement requires the Company to comply with certain financial covenants. At December 31, 2000, the Company did not meet the minimum tangible effective net worth, the maximum debt-to-worth ratio, the maximum quarterly loss and minimum net liquidity covenants. A waiver for these violations was received on February 28, 2001.

The Company's Israeli subsidiary also has lines of credit with various financial institutions. As of December 31, 2000, the Company had outstanding borrowings of $1,030,000 which are denominated in Israeli New Shekels (ILS 4,165,000 at December 31, 2000). The Company has $39,000 available under the lines at December 31, 2000. The borrowings are secured by substantially all the assets of the Company's Israeli subsidiary and bear interest at rates ranging from 10% to 11% per annum. The lines expire in March 2001 at which time all outstanding borrowings and unpaid interest are due.

7. Commitments and Contingencies

The Company leases its facilities and certain equipment under noncancelable capital and operating leases. The Company leases its primary facilities under a noncancelable operating lease which expires in August 2004.

In 2000, the Company's Irish subsidiary entered into two operating lease agreements for research and development facilities with terms of 20 years and 25 years. Under both leases, rental payments are subject to review and renegotiation every five years. The subsidiary can also terminate the leases, subject to penalty provisions, at the end of the tenth year on the 20-year lease and at the end of the fifth or tenth years on the 25-year lease.

Future minimum lease payments under capital and operating leases and the present value of minimum lease payments under capital leases as of December 31, 2000 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(in thousands)

2001	$ 295	$ 4,595
2002	9	4,862
2003	-	4,681
2004	-	4,488
2005	-	2,256
Thereafter	-	924
Future minimum lease payments	304	$ 21,806
Amounts representing interest (9%)	(13)
Present value of future minimum lease payments	$ 291

Rent expense incurred under the operating leases was $867,000, $1,438,000 and $2,924,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Rent expense under the facilities leases is recognized on a straight-line basis over the term of the leases. The difference between the amounts paid and the amounts expensed is classified as deferred rent in the accompanying consolidated balance sheets.

The Company is subject to various legal proceedings and claims which arise in the normal course of business. The Company does not believe that any current litigation or claims will have a material adverse effect on the Company's business, operating results or financial condition.

8. Stockholders' Equity

Public Offerings

In May 1998, the Company completed its initial public offering of 5,750,000 shares (which includes the full exercise of the underwriters' over-allotment of 750,000 shares) which generated net proceeds to the Company of $62,791,000.

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

During 2000, as consideration for services provided under two product development agreements, the Company issued warrants to purchase a total of 75,000 shares of common stock at a weighted average exercise price of $20.40 per share. The warrants are immediately exercisable until expiration (25,000 warrants in May 2001 and 50,000 warrants in January 2002). All such warrants were outstanding at December 31, 2000. During 2000, $832,000 related to these warrants was recognized as research and development expense in the accompanying consolidated statement of operations and comprehensive loss.

Common Stock

At December 31, 1999 and 2000, the Company had the right to repurchase 22,055 and 978 shares of common stock outstanding, respectively. The number of shares subject to repurchase is reduced over a two to four year vesting period. The Company has the right to repurchase these shares at the original issuance price.

The Company also has 245,000 shares of restricted common stock outstanding at December 31, 2000 which is subject to forfeiture by the holders if the holders' employment terminates prior to a three year cliff vesting term.

Net Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Years Ended December 31
	1998	1999	2000
	(in thousands, except per share amounts)
Net Loss (Numerator):
Net loss, basic and diluted	$ (13,363)	$ (10,317)	$ (56,056)
Shares (Denominator):
Weighted average common shares outstanding	12,377	21,001	23,256
Weighted average common shares outstanding subject to
repurchase or forfeiture	(227)	(69)	(133)
Shares used in computation, basic and diluted	12,150	20,932	23,123
Net loss per share, basic and diluted	$ (1.10)	$ (0.49)	$ (2.42)

During 1998, 1999 and 2000, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at December 31, 2000: 245,978 outstanding shares of common stock subject to repurchase or forfeiture; warrants to purchase 75,000 shares of common stock; and options to purchase 5,702,388 shares of common stock.

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

In 1998, the Company adopted the 1998 Stock Incentive Plan (the 1998 Stock Plan) and the 1998 Employee Stock Purchase Plan (the 1998 Purchase Plan). The 1998 Stock Plan serves as the successor equity incentive program to the Company's 1995 Plan. Options outstanding under the 1995 Plan on April 1, 1998 (2,023,510 shares) were incorporated into the 1998 Stock Plan. Such incorporated options continue to be governed by their existing terms. In addition, the share reserve was increased by 500,000 shares and could be increased up to an additional 271,570 shares for repurchases of unvested common shares issued under the 1995 Plan. Under the 1998 Stock Plan, the Company is authorized to issue shares of common stock to employees, directors and consultants under five separate programs: Discretionary Option, Stock Issuance, Salary Investment Option Grant, Automatic Option Grant and Director Fee Option Grant. The number of shares reserved for issuance under the 1998 Stock Plan automatically increases at the beginning of each calendar year, beginning in 1999, by an amount equal to 5% of the total number of shares of common stock outstanding at the end of the preceding year (1,233,961 shares on January 2, 2001). The Discretionary Option Program of the 1998 Stock Plan provides for the grant of options under terms comparable to those provided on options granted under the 1995 Plan except that all options are to be granted at a price not less than fair market value on the date of grant .

Under the 2000 Stock Option Plan (the 2000 Stock Plan), the Company is authorized to issue up to 1,500,000 shares of common stock to employees, directors and consultants as discretionary option awards. The 2000 Stock Plan only provides for common stock issuance under a Discretionary Option Program which provides for awards under terms that are substantially comparable to stock option awards under the 1998 Stock Plan.

Stock option activity under the Plans was as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances January 1,1998 (286,130 shares vested at a weighted average price of $0.57 per share)	19,409	1,328,911	$ 1.80
Reserved	1,266,732	-	-
Granted (weighted average fair value of $5.45 per share)	(1,368,615)	1,368,615	11.59
Canceled	105,998	(105,998)	4.05
Exercised	-	(222,187)	1.06
Balances, December 31, 1998 (464,507 shares vested at a weighted average price of $1.42 per share)	23,524	2,369,341	7.42
Reserved	1,934,278	-	-
Granted (weighted average fair value of $11.24 per share)	(2,544,450)	2,544,450	18.36
Canceled	653,869	(653,869)	13.59
Repurchased	33,933	-	-
Exercised	-	(356,793)	3.83
Balances, December 31, 1999 (1,124,453 shares vested at a weighted average price of $5.03 per share)	101,154	3,903,129	13.85
Reserved	2,580,959	-	-
Granted (weighted average fair value of $12.54 per share)	(4,556,623)	4,556,623	19.75
Canceled	2,119,892	(2,119,892)	19.10
Repurchased	196,733	-	-
Exercised	-	(637,472)	5.47
Balances, December 31, 2000	442,115	5,702,388	17.55

Additional information regarding options outstanding at December 31, 2000 is as follows:

	Options Outstanding			Vested Options
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.40 -- $0.88	365,443	5.3	$0.48	361,969	$0.48
$3.30 -- $6.75	119,340	8.9	5.53	37,117	5.48
$6.90 --$13.75	1,374,512	9.0	10.58	340,472	10.3
$13.88--$27.94	3,262,693	9.2	19.09	366,771	19.83
$28.00--$56.63	511,900	9.1	34.43	40,940	32.82
$66.50--$73.50	68,500	9.2	69.76	-	-

$0.40--$73.50	5,702,388	8.9	$17.55	1,147,269	$10.90

Under the 1998 Purchase Plan, eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods. Shares issued under the Plan were 40,403, 97,908 and 92,556 in 1998, 1999 and 2000 at weighted average prices of $10.20, $10.47 and $10.22 per share, respectively. At December 31, 2000, the Company had 469,133 shares of its common stock reserved for future issuance under this plan.

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

During 1999 and 2000, the Company issued nonstatutory options to nonemployees for the purchase of 21,000 and 72,500 shares of common stock at weighted average exercise prices of $23.79 and $36.41 per share, respectively. Such options originally vested over a period of one to five years, and in accordance with SFAS No. 123, and its related interpretations, the Company accounted for these awards under the fair value method and as variable awards. Accordingly, the Company recorded deferred compensation expense at the grant date equal to the fair value of the options (using the Black-Scholes option pricing model) on the grant date and adjusted the deferred compensation expense at the end of each period. The related amortization of deferred compensation expense, which was recognized over the vesting period, was also adjusted accordingly. At December 31, 1999, such deferred compensation expense aggregated $193,000.

In December 2000, the Company accelerated all remaining unvested awards to nonemployees, thereby creating a measurement date. On the measurement date, the Company recorded the fair value associated with the remaining deferred stock compensation as compensation expense in the accompanying consolidated statement of operations and comprehensive loss for 2000. The aggregate compensation expense related to these awards in 2000 was $645,000.

During 1999 and 2000, the Company issued nonstatutory options to nonemployees for the purchase of 47,500 and 28,000 shares of common stock at weighted average exercise prices of $24.82 and $25.69 per share, respectively. Such options were issued for services provided and were immediately vested and exercisable. Accordingly, the Company recorded the $74,000 and $226,000 fair value of such awards (using the Black-Scholes option pricing model) as an expense in the accompanying consolidated statements of operations and comprehensive loss for 1999 and 2000, respectively.

Additional Stock Plan Information

Since the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123 requires the disclosure of pro forma net income (loss) and EPS had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations on stock-based awards to employees under the 1995, 1998 and 2000 Stock Plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 4.5 years from the date of grant in 1998, 1999 and 2000; stock volatility, 50% in 1998, 75% in 1999 and 2000; risk-free interest rate, 5.0% in 1998, 6.0% in 1999 and 2000; and no dividends during the expected term. The Company's calculations are based on a single option award valuation approach, and forfeitures are recognized as they occur. The Company's fair value calculations on stock-based awards under the 1998 Purchase Plan were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months in 1998, 1999 and 2000; stock volatility, 50% in 1998, 75% in 1999 and 2000; risk free interest rate, 5.0% in 1998, 5.5% in 1999 and 5.4% in 2000; and no dividends during the expected term. If the computed fair values of the employee awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $(14,454,000) ($(1.19) per share, basic and diluted) in 1998, $(16,158,000) ($(0.77) per share, basic and diluted) in 1999 and $(73,045,000) ($(3.16) per share, basic and diluted) in 2000.

9. Acquisitions

GADline Ltd.

On July 3, 2000, pursuant to a Share Purchase Agreement (GADline Agreement) dated April 18, 2000 by Com21 and GADline, Ltd. (GADline), an Israeli company, GADline was merged with and into Com21. GADline develops, manufactures and markets fully managed networking solutions that deliver high-speed data and telephony services over a hybrid fiber coaxial infrastructure.

Pursuant to the GADline Agreement, the shareholders of GADline received an aggregate of 2,281,750 shares of Com21 common stock and all outstanding GADline options converted into options to purchase 168,193 shares of Com21 common stock. On January 9, 2001, certain milestones defined in the GADline Agreement were met resulting in the issuance of an additional 175,124 shares of Com21 common stock valued on the measurement date at $963,000. This amount will be added to goodwill in the first quarter of 2001 and be amortized over the remaining useful life of the intangible asset. An additional 174,876 shares of Com21 common stock may be issued to GADline shareholders upon completion of other predefined milestones. The fair value of the contingent shares will be measured upon achievement of the predefined milestones and will also be accounted for as additional purchase price. The Company also assumed certain operating assets and liabilities of GADline. The acquisition was treated as a purchase for accounting purposes. The total purchase price as of July 3, 2000 was allocated to the assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Total purchase price:
Common stock issued	$ 67,342
Stock options assumed	3,205
Acquisition expenses	3,060
	$ 73,607

Purchase price allocation:
Fair market value of net tangible assets acquired at July 3, 2000	$ 3,672
Intangible assets acquired:		Economic Life
Customer base	239	3
Workforce-in-place	1,564	5
Tradename	1,111	5
Core technology	9,114	5
Current technology	6,038	5
In-process research & development	8,823
Goodwill	43,046	5
	$ 73,607

The Company recorded a one-time charge of $8,823,000 in the accompanying consolidated statement of operations and comprehensive loss for 2000 for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain.

The in-process development project is an integrated network solution for data and voice over Internet protocol. At the time of acquisition, estimated costs to complete the development were approximately $9,000,000. Management expects that product being developed will become available for sale in fiscal 2001; however, no assurances can be given. Cost incurred on the project to date is $10,600,000. Failure to reach successful completion of this project could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition or results of operations.

Significant assumptions used to determine the value of in-process technology included several factors, including the following. First, an income approach that focuses on the income producing capability of the acquired technology, and best represents the present value of the future economic benefits expected to derive from them. Second, a forecast of net cash flows that were expected to result from the development effort, using projections prepared by Com21's management. Third, a discount rate of 25% was computed after analysis of the risk of an investment in GADline and considered the implied rate of the transaction and the weighted average cost of capital.

In accordance with Financial Accounting Standards Board interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," the Company recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options assumed in the GADline acquisition as deferred stock compensation. Such deferred stock compensation, which aggregated $727,000, is recorded as a separate component of stockholders' equity and will be amortized over the vesting term of the related options. For the year ended December 31, 2000, $159,000 of compensation expense related to these awards was recorded in the accompanying consolidated statement of operations and comprehensive loss.

BitCom, Inc.

On July 6, 2000, pursuant to a Share Purchase Agreement (BitCom Agreement) dated June 22, 2000 by Com21 and BitCom, Inc. (BitCom), a Delaware company with facilities in Maryland, BitCom was merged with and into Com21. BitCom is an engineering consulting and development company specializing in the fields of wired and wireless telecommunications, satellite and networking engineering.

Pursuant to the BitCom Agreement, the Company acquired all of the outstanding shares of BitCom for an aggregate purchase price of $4,000,000 in cash. Additionally, the Company assumed 100,000 options to purchase BitCom stock. On January 3, 2001, certain milestones defined in the BitCom Agreement were met resulting in the issuance of an additional 50,000 shares of Com21 common stock valued on the measurement date at $263,000. This amount will be recorded as stock compensation in the first quarter of 2001. The Company also assumed certain operating assets and liabilities of BitCom. The acquisition was treated as a purchase for accounting purposes. The total purchase price as of July 6, 2000 was allocated to the assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Total purchase price:
Cash	$ 4,000
Stock options assumed	1,478
Acquisition expenses	200
	$ 5,678

Purchase price allocation:
Fair market value of net tangible assets acquired of BitCom at July 6, 2000	$ 256
Intangible assets acquired:		Economic Life
Workforce-in-place	536	5
Goodwill	5,100	5
Deferred tax liabilities	(214)
	$ 5,678

In connection with the BitCom acquisition, the Company granted 245,000 shares of restricted common stock to former BitCom employees who have executed Employment Agreements with Com21. The shares are released from restriction, in proportionate amounts, at each of the three anniversary dates of the acquisition. If an employee terminates prior to vesting, that employee's restricted shares are subject to forfeiture. As of December 31, 2000, all shares remained restricted. The Company recorded a deferred compensation charge of $6,049,000, as a separate component of stockholders' equity, for the fair value of the common shares on the issuance date and will amortize the amount, net of forfeitures, over the three-year vesting period. For the year ended December 31, 2000, $1,008,000 of compensation expense related to these awards was recorded in the accompanying consolidated statement of operations and comprehensive loss.

Pro Forma Financial Results

The operating results of GADline and BitCom have been included in the accompanying consolidated statement of operations and comprehensive loss since their acquisition date. The following unaudited pro forma consolidated results of operations have been prepared assuming that the acquisitions occurred at the beginning of 1999. The following pro forma financial information is not necessarily indicative of the actual results that would have occurred had the acquisitions been completed at the beginning of 1999 nor is it indicative of future operating results:

	Years Ended December 31,
	1999	2000
	(in thousands, except per share data)

Total revenues	$ 100,141	$ 196,824
Net loss	$ (30,664)	$ (59,384)
Net loss per share, basic and diluted	$ (1.32)	$ (2.44)
Shares used in computation, basic and diluted	23,214	24,346

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill and deferred stock compensation associated with the acquisition. The $8,823,000 charge for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.

10. Income Taxes

Income tax expense for the years ended December 31, 1998, 1999 and 2000 consisted solely of state franchise taxes.

The components of deferred income tax assets are as follows:

	December 31,
	1999	2000
	(in thousands)

Deferred tax assets:
Accruals and reserves not currently deductible	$ 2,508	$ 4,068
Capitalized start-up costs	143	-
Capitalized research and development costs	1,884	3,651
Net operating loss carryforwards	15,783	24,970
Tax credit carryforwards	7,549	12,700
Depreciation	1,853	527
Total gross deferred tax assets	29,720	45,916
Valuation allowance	(29,720)	(45,916)
Total deferred tax assets	$ -	$ -

The increase of $16,196,000 in the valuation allowance during the year ended December 31, 2000 was primarily a result of increased net operating loss and tax credit carryforwards generated in 2000. The Company provided a full valuation allowance against the deferred tax assets based on the Company's evaluation of the likelihood of realization of future tax benefits resulting from the deferred tax assets.

As of December 31, 1999, the Company had $109,000 of deferred tax liabilities resulting from unrealized gains on available-for-sale investments. As of December 31, 2000 the Company had $214,000 of deferred tax liabilities relating to certain intangible assets acquired in the BitCom acquisition. The deferred tax liabilities have been included in other current liabilities in the accompanying consolidated balance sheets.

As of December 31, 2000, the Company had available for carryforward net operating losses for federal, state, and foreign income tax purposes of $63,264,000 $27,762,000 and $7,670,000, respectively. Net operating losses of $4,548,000 for federal and state tax purposes attributable to the tax benefit relating to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options are excluded from the components of deferred income tax assets. The tax benefit associated with this net operating loss will be recorded as an adjustment to stockholders' equity when the Company generates taxable income. Federal net operating loss carryforwards will expire if not utilized beginning in the years 2009 through 2020. State net operating loss carryforwards will expire if not utilized beginning in the years 2001 through 2005.

As of December 31, 2000, the Company had available for carryforward research and experimental tax credits for federal and state income tax purposes of $7,575,000 and $4,482,000, respectively. Federal research and experimentation tax credit carryforwards expire from 2009 through 2020. The Company also had $643,000 in California manufacturers investment credits which expire from 2005 through 2010.

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

11. Major Customers

The following table summarizes total revenues and net trade accounts receivable for unaffiliated customers which accounted for 10% or more of net revenues or net trade accounts receivable:

	Accounts Receivable		Revenues
	December 31,		Years Ended December 31,
Customer	1999	2000	1998	1999	2000

A	25%	-	24%	20%	-
B	39%	-	15%	18%	-
C	-	26%	-	-	10%
D	-	19%	-	-	11%
E	-	-	-	-	12%

12. Related Party Transactions

In 1997, the Company received prepaid royalties pursuant to a licensing agreement with a preferred stockholder of $1,000,000. Upon shipment of product incorporating the Company's technology, $7,000 was recognized as license fee revenue in 1997; and the remaining $993,000 was recognized in 1998 as license fee revenue at the expiration of the royalty period on December 31, 1998. In April 1998, this preferred stockholder sold its entire interest in the Company to three other existing preferred stockholders.

For the year ended December 31, 1998, total revenues also included sales to two stockholders of $6,600,000 and $1,030,000 (with related cost of revenues of $4,098,000 and $15,000 respectively). As of December 31, 1998, accounts receivable included amounts due from one stockholder of $1,644,000.

For the year ended December 31, 1999, total revenues included sales to a customer of $8,289,000 (with related cost of revenues of $4,825,000) that the Company has an investment in during 1999, and sales to a stockholder of $11,113,000 (with related cost of revenues of $6,942,000). As of December 31, 1999, accounts receivable included amounts from the customer that the Company is an investor in of $1,845,000 and amounts from the stockholder of $2,939,000.

For the year ended December 31, 2000, total revenues included sales to a customer of $1,567,000 (with related cost of revenues of $1,225,000) that a member of the Company's Board of Directors is an executive officer of, and sales to a customer of $555,000 (with related cost of revenues of $363,000) that the Company has an equity investment in during 2000. As of December 31, 2000, accounts receivable included amounts from these customers of $278,000 and $334,000, respectively.

13. Employee Benefit Plan

The Company has a defined contribution retirement plan (the Retirement Plan), which has been determined by the Internal Revenue Service to be qualified under Section 401(k) of the Internal Revenue Code of 1986. The Retirement Plan covers essentially all full-time employees. Eligible employees may make voluntary contributions to the Retirement Plan up to 15% of their annual compensation. The Company has not made any employer contributions to the Retirement Plan.

14. Segment Information

For the years ended December 31, 1998, 1999 and 2000, the Company recorded revenue from customers throughout the United States; Canada; The Netherlands; Switzerland, Germany, the U.K., France, Spain, Denmark, Norway, Sweden, Finland, Belgium, Czech Republic, Hungary, Iceland, Israel, Austria (collectively referred to as Other Europe); Japan; China, Korea, Taiwan, Singapore, Indonesia (collectively referred to as Asia); Mexico, Argentina, Chile, Panama, Brazil (collectively referred to as South/Central America); and Australia/New Zealand. The following presents total revenues for the years ended December 31, 1998, 1999 and 2000 and long-lived assets as of December 31, 1999 and 2000 attributed to significant countries (in thousands):
	1998	1999		2000

	Total Revenues*	Total Revenues*	Long-Lived Assets	Total Revenues*	Long-Lived Assets **
United States	$ 23,032	$ 50,385	$ 8,342	$ 64,365	$ 14,708
Canada	1,332	3,273	138	12,580	15
The Netherlands	3,925	15,900	-	44,848	323
Other Europe	8,596	14,039	-	26,015	4,423
Japan	1,379	6,719	-	30,761	-
Asia	500	322	14	10,626	9
South/Central America	2,027	1,688	-	4,222	-
Australia/New Zealand	7,323	3,417	-	566	-
Total	$ 48,114	$ 95,743	$ 8,494	$ 193,983	$ 19,478

* Net revenues are attributed to countries based on invoicing location of customer.

** Long-lived assets exclude net intangible assets resulting from acquisitions of $60,057,000.

For purposes of segment reporting, the Company aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based on such criteria, there are three operating and reportable segments: ATM Products, DOCSIS Products and Voice Products. The ATM Products segment develops, manufactures, and markets the proprietary cable modems, ATM headend equipment and network management software. The DOCSIS Products segment develops, manufactures, and markets DOCSIS cable modems for both home and office. The Voice Products segment, based primarily in Israel, develops, manufactures, and markets voice over Internet cable modems

The following tables are the financial results the chief operating decision maker, as defined by SFAS No. 131, utilizes in evaluating the performance of the Company's reportable segments (in thousands):

	1998	1999	2000
Revenues:
ATM Products	$ 48,114	$ 89,552	$ 125,037
DOCSIS Products	-	6,191	67,170
Voice Products	-	-	1,776
Total	$ 48,114	$ 95,743	$ 193,983

Cost of Product Revenues:
ATM Products	$ 29,573	$ 55,009	$ 87,073
DOCSIS Products	-	5,909	62,315
Voice Products	-	-	1,931
Total	$ 29,573	$ 60,918	$ 151,319

Gross Profit
ATM Products	$ 18,541	$ 34,543	$ 37,964
DOCSIS Products	-	282	4,855
Voice Products	-	-	(155)
Total	$ 18,541	$ 34,825	$ 42,664

The Company's product lines differ primarily based on product functions. Headend equipment controls the flow of data communications between cable modems and an external network, such as the Internet or a corporate network. Cable modems send and receive data over coaxial cable. Network management software facilitates provisioning, fault isolation, network configuration, field inventory, auto-discovery and performance for the headend equipment. For the years ended December 31, 1998, 1999 and 2000, the Company recorded product revenue from sales of headend equipment, cable modems and network management software as follows:

	1998	1999	2000

Headend Equipment	$ 19,578	$ 19,970	$ 27,583
Cable Modems	26,935	74,738	165,641
Network Management Software	608	1,035	759
License Fees	993	-	-
Product Revenues	$ 48,114	$ 95,743	$ 193,983

15. Subsequent Events

On March 7, 2001, the Company entered into a definitive agreement to complete an approximate $7,650,000 private equity financing. Pursuant to a subscription agreement, dated February 28, 2001, the Company sold 2,450,000 shares of unregistered common stock at a price of $3.12 per share and a warrant to acquire up to an additional 2,450,000 shares of the Company's common stock at $9.10 per share. The warrant is immediately exercisable and remains exercisable for a period of seven years from the date of issuance.

On March 26, 2001, the Company entered into an agreement that amends the financial covenants of the $20,000,000 revolving line of credit. Such modifications take into account the Company's revised forecasts of future results of operations.

16. Selected Quarterly Financial Results (Unaudited)

The following tables set forth selected quarterly results of operations for the years ended December 31, 1999 and 2000:

	Quarters Ended
	Mar. 31, 1999	Jun. 30, 1999	Sep. 30, 1999	Dec. 31, 1999
	(in thousands, except per share amounts)

Total revenues	$ 19,214	$ 21,542	$ 25,269	$ 29,718
Gross profit	8,468	8,427	8,953	8,977
Loss from operations	(2,502)	(3,521)	(3,961)	(5,382)
Net loss	(1,621)	(2,153)	(2,541)	(4,002)
Net loss per share, basic and diluted	$ (0.08)	$ (0.10)	$ (0.12)	$ (0.19)
Shares used in computation, basic and diluted	19,472	21,299	21,426	21,532

	Quarters Ended
	Mar. 31, 2000	Jun. 30, 2000	Sep. 30, 2000	Dec. 31, 2000
	(in thousands, except per share amounts)

Total revenues	$ 41,556	$ 51,358	$ 60,636	$ 40,433
Gross profit	12,564	14,036	9,696	6,368
Loss from operations	(3,840)	(5,097)	(25,643)	(25,447)
Net loss	(2,423)	(3,741)	(24,812)	(25,080)
Net loss per share, basic and diluted	$ (0.11)	$ (0.17)	$ (1.02)	$ (1.02)
Shares used in computation, basic and diluted	21,763	21,931	24,242	24,55

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Pursuant to General Instruction G. to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from the Company's definitive Proxy Statement with respect to its 2001 annual meeting of stockholders, to be filed pursuant to Regulation 14A within 120 days after December 31, 2000.

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this annual report:

1. Consolidated Financial Statements. The following Consolidated Financial Statements of Com21, Inc. and related Independent Auditors' Report are filed as part of this annual report:

Independent Auditor's Report

Consolidated Balance Sheets, as of December 31, 1999 and 2000

For the years ended December 31, 1998, 1999, and 2000:

1. Consolidated Financial Statements. The following Consolidated Financial Statements of Com21, Inc. and related Independent Auditors' Report are filed as part of this annual report:

Independent Auditor's Report

Consolidated Balance Sheets, as of December 31, 1999 and 2000

For the years ended December 31, 1998, 1999, and 2000:
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

Financial Statement Schedules for the years ended December 31, 1998, 1999, 2000:
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

(b) Reports on Form 8-K

On April 24, 2000, Com21 filed a report on Form 8-K which announced that it has entered into a definitive agreement to acquire privately held GADline, Ltd. For approximately 2.8 million shares.

On July 18, 2000, Com21 filed a report on Form 8-K which announced the completion of the GADline, Ltd. Acquisition on July 3, 2000.

On September 18, 2000, Com21 filed an amendment to the Form 8-K filed on July 18, 2000 to provide the detail on the acquisition of GADline, Ltd.

On December 6, 2000, Com21 filed an amendment to Form 8-K filed on July 18, 2000 and September18, 2000.

(c) Exhibits

The following exhibit list states, in the case of certain exhibits, a prior SEC filing which contains the exhibit and from which it is incorporated by reference.
Index to Exhibits

Number	Exhibit Title
3.1(1)	Registrant's Amended and Restated Certificate of Incorporation.
3.2(1)	Registrant's Amended and Restated Bylaws.
4.1(1)	Form of Registrant's Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Information and Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated July 22, 1997.
10.1(1)	Lease Agreement between the Company, John Arrillaga and Richard T. Peery, dated May 10, 1996.
10.2+(1)	Technology License and Reseller Agreement between the Company and 3Com Corporation, dated March 22, 1996.
10.3+(1)	Reseller Agreement between the Company and 3Com Corporation, dated July 30, 1997.
10.4+(1)	Hardware and Software Technology License Agreement between the Company, Advanced Telecommunications Modules, Limited and Advanced Telecommunications Modules, Inc., dated February 1, 1996.
10.5(1)	Registrant's 1995 Stock Option Plan.
10.6(1)	Registrant's 1998 Stock Incentive Plan.
10.7(1)	Registrant's 1998 Employee Stock Purchase Plan.
10.8(1)	Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
10.9(1)	Loan and Security Agreement between Registrant and Greyrock Business Credit, dated May 30, 1997.
10.10+(1)	International OEM Agreement between the Company, Advanced Telecommunications Modules, Inc. and Advanced Telecommunications Modules, Limited, dated March 7, 1996.
10.11+(1)	Agreement for Manufacturing Services between the Company and Celestica, Inc., dated October 25, 1996.
10.12+(1)	Wind River Systems, Inc. VxWorks License Agreement.
10.13+(1)	Purchase and License Agreement by and between the Company and Siemens AG, dated December 2, 1997.
10.14+(1)	Distribution Agreement by and between the Company and Philips Public Telecommunication Systems, dated November 26, 1997.
10.15+(4)	Share Purchase Agreement by and between Com21 and GADline, Ltd. dated July 3, 2000
10.16+(5)	Share Purchase Agreement by and between Com21 and BitCom, Inc. dated July 6, 2000
10.17	Revolving Credit and Security Agreement between Registrant and Comerica Bank - California, dated December 1, 2000 and amended as of March 14, 2001.
10.18+(3)	Registrant's 2000 Stock Option Plan
10.19	Lease Agreement between the Company, John Arrillaga and Richard T. Peery, dated April 28, 2000.
10.20	Amendment to revolving line of credit.
21.1	Subsidiaries.
23.1	Independent Auditors' Consent.
23.2	Independent Auditors' Report on Schedule
+	Confidential treatment has been granted as to a portion of this Agreement.
(1)	Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-48107).
(2)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-70945).
(3)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-39898).
(4)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-46144).
(5)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K (File No. 000-24009).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:	March 30, 2001

COM21, INC.

By:	/s/Craig Soderquist
Craig Soderquist
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appear below hereby constitutes and appoints, jointly and severally, Craig Soderquist and David L. Robertson, and each of them acting individual, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ CRAIG SODERQUIST Craig Soderquist	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001
/s/ DAVID L. ROBERTSON David L. Robertson	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001
/s/ PAUL BARAN Paul Baran	Director	March 30, 2001
/s/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	March 30, 2001
/s/ ROBERT HAWK Robert C. Hawk	Director	March 30, 2001
/s/ JERALD L. KENT Jerald L. Kent	Director	March 30, 2001
/s/ ROBB WILMOT Robb Wilmot	Director	March 30, 2001
/s/ JAMES SPILKER, JR. James Spilker, Jr.	Director	March 30, 2001
/s/ DANIEL J. PIKE Daniel J. Pike	Director	March 30, 2001

COM21, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(IN THOUSANDS)
	Balance At Beginning Of Period	Additions Charged To Costs And Expenses	Deductions	Balance At End of Period
1998
Accounts Receivable Allowances *	$ 121	$ 787	$ -	$ 908
Inventory Reserve	$ 580	$ 1,553	$ (701)	$ 1,432
Warranty Reserve	$ 44	$ 321	$ (66)	$ 299
1999
Accounts Receivable Allowances *	$ 908	$ 392	$ (139)	$ 1,161
Inventory Reserve	$ 1,432	$ 2,314	$ (1,211)	$ 2,535
Warranty Reserve	$ 299	$ 743	$ (90)	$ 952
2000
Accounts Receivable Allowances *	$ 1,161	$ 1,373	$ (1,434)	$ 1,100
Inventory Reserve	$ 2,535	$ 7,083	$ (3,125)	$ 6,493
Warranty Reserve	$ 952	$ 1,666	$ (143)	$ 2,475

* Deductions for accounts receivable allowances include miscellaneous discounts and price adjustments.

Exhibit 21.2

SUBSIDIARIES

Com21 International, Inc. - a Delaware corporation

Com21 Israel - an Israeli corporation

Com21 Ireland - an Irish corporation

Alacrity Networks, Inc. - a Delaware corporation

Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-57441, 333-39898, 333-46140, 333-46144 on Form S-8 and No. 333-55662 on Form S-3 of Com21, Inc. and its subsidiaries of our reports dated March 26, 2001 appearing in this Annual Report on Form 10-K of Com21, Inc. for the year ended December 31, 2000.

DELOITTE & TOUCHE LLP

San Jose, California

March 28, 2001

Exhibit 23.2

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Our audits of the consolidated financial statements of Com21, Inc. and its subsidiaries (Com21) for the three years in the period ended December 31, 2000 also included the consolidated financial statement schedule of Com21, listed in Item 14.(a)(2). The consolidated financial statement schedule is the responsibility of Com21's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California

March 26, 2001