Form 10-Q/A
period 2001-03-31
COM21 INC
filed 2001-06-25
CIK 945379

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                            ------------------------

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

                                750 TASMAN DRIVE
                           MILPITAS, CALIFORNIA 95035
                                 (408) 953-9100
 (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,OF THE
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 27,382,044 as of March 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  COM21, INC.

                                     INDEX

                                                                         PAGE
                                                                         ----
                        PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets -- March 31, 2001 and
         December 31, 2000...........................................      1
         Condensed Consolidated Statements of Operations and
         Comprehensive Loss -- Three Months Ended March 31, 2001 and
         2000........................................................      2
         Condensed Consolidated Statements of Cash Flows -- Three
         Months Ended March 31, 2001 and 2000........................      3
         Notes to Condensed Consolidated Financial Statements........      4
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................     10
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................     24

                         PART II: OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     25
Item 2.  Changes in Securities and Use of Proceeds...................     25
Item 3.  Defaults Upon Senior Securities.............................     25
Item 4.  Submission of Matters to a Vote of Security Holders.........     25
Item 5.  Other Information...........................................     25
Item 6.  Exhibits and Reports on Form 8-K............................     25
Signature............................................................     26

     In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements including statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at Risk Factors. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q/A. Com21 undertakes no obligation to publicly release any revision's to forward-looking statements to reflect events or circumstances arising after the date of this document. See Risk Factors below and in the annual report on Form 10-K filed with the SEC on April 2, 2001.

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  COM21, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
Current assets:
  Cash and cash equivalents.................................  $  21,837     $  25,237
  Restricted cash...........................................     10,245        11,250
  Short-term investments....................................        881         9,427
  Accounts receivable:
     Trade..................................................     30,267        40,609
     Other..................................................      4,931        10,159
  Inventories...............................................     27,826        33,960
  Prepaid expenses and other................................      2,808         4,188
                                                              ---------     ---------
          Total current assets..............................     98,795       134,830
Investments.................................................      2,000         2,000
Property and equipment, net.................................     16,240        16,690
Intangible assets, net......................................     57,622        60,057
Other assets................................................        788           788
                                                              ---------     ---------
          Total Assets......................................  $ 175,445     $ 214,365
                                                              =========     =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  25,326     $  48,543
  Accrued compensation and related benefits.................      3,680         4,447
  Other current liabilities.................................      6,466         7,045
  Current portion of capital lease and debt obligations.....     10,557        11,312
          Total current liabilities.........................     46,029        71,347
Deferred rent...............................................        428           371
Capital lease and debt obligations..........................        382             9
                                                              ---------     ---------
          Total liabilities.................................     46,839        71,727
                                                              ---------     ---------
Stockholders' equity:
  Common stock, $0.001 par value, 160,000,000 shares
     authorized; 27,382,044 and 24,679,217 issued and
     outstanding at March 31, 2001 and December 31, 2000....         27            25
  Additional paid-in capital................................    271,932       263,803
  Deferred stock compensation...............................     (5,091)       (5,839)
  Accumulated deficit.......................................   (137,134)     (115,072)
  Accumulated other comprehensive loss......................     (1,128)         (279)
                                                              ---------     ---------
          Total stockholders' equity........................    128,606       142,638
                                                              ---------     ---------
          Total Liabilities and Stockholders' Equity........  $ 175,445     $ 214,365
                                                              =========     =========

           See notes to condensed consolidated financial statements.

                                  COM21, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Revenues....................................................  $ 32,789    $41,556
Cost of revenues............................................    29,131     28,992
Amortization of intangible assets...........................       758         --
                                                              --------    -------
Gross profit................................................     2,900     12,564
                                                              --------    -------
Operating expenses:
  Research and development..................................     9,481      8,290
  Sales and marketing.......................................     7,452      6,121
  General and administrative................................     4,635      1,718
  Amortization of intangible assets.........................     2,641         --
  Stock-based compensation, primarily in research and
     development............................................     1,010        275
                                                              --------    -------
          Total operating expenses..........................    25,219     16,404
                                                              --------    -------
Loss from operations........................................   (22,319)    (3,840)
Other income, net...........................................       276      1,439
                                                              --------    -------
Loss before income taxes....................................   (22,043)    (2,401)
Income taxes................................................        19         22
                                                              --------    -------
Net loss....................................................   (22,062)    (2,423)
Other comprehensive loss, net of tax:
  Unrealized loss on available-for-sale investments.........      (849)      (204)
                                                              --------    -------
Comprehensive loss..........................................  $(22,911)   $(2,627)
                                                              ========    =======
Net loss per share, basic and diluted.......................  $  (0.87)   $ (0.11)
                                                              ========    =======
Shares used in computation, basic and diluted...............    25,493     21,763
                                                              ========    =======

           See notes to condensed consolidated financial statements.

                                  COM21, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(22,062)   $ (2,423)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Stock-based compensation..................................     1,010         275
  Depreciation and amortization.............................     4,947       1,113
  Deferred rent.............................................        57          (3)
  Gain on sales and maturities of investments...............        --        (234)
Changes in operating assets and liabilities:
  Accounts receivable -- trade..............................    10,342      (7,009)
  Accounts receivable -- other..............................     5,228          --
  Inventories...............................................     6,134      (1,845)
  Prepaid expenses and other................................     1,380      (2,835)
  Accounts payable..........................................   (23,217)      5,187
  Accrued compensation and related benefits.................      (767)        (46)
  Other current liabilities.................................      (579)        700
                                                              --------    --------
Net cash used in operating activities.......................   (17,527)     (7,120)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments....................................        --     (37,129)
Proceeds from sale of investments...........................     7,700      78,487
Purchases of property and equipment.........................      (721)     (1,585)
                                                              --------    --------
Net cash provided by investing activities...................     6,979      39,773
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private equity financing, net.................     6,864          --
Proceeds from exercise of stock options.....................        42       1,847
Repayments under capital lease obligations..................      (130)       (159)
Repayments on debt obligations..............................      (633)         --
Reduction in restricted cash................................     1,005          --
                                                              --------    --------
Net cash provided by financing activities...................     7,148       1,688
                                                              --------    --------
Net change in cash and cash equivalents.....................    (3,400)     34,341
Cash and cash equivalents at beginning of period............    25,237      16,499
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 21,837    $ 50,840
                                                              ========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on available-for-sale investments...........  $   (849)   $   (170)
                                                              ========    ========
Property acquired under capital leases......................  $    381    $     --
                                                              ========    ========
Additional common stock related to GADline acquisition......  $    963    $     --
                                                              ========    ========
Deferred stock compensation.................................  $     --    $  2,644
                                                              ========    ========

           See notes to condensed consolidated financial statements.

                                  COM21, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared by Com21 pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared using accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Com21's financial position as of March 31, 2001, the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in Com21's Form 10-K dated April 2, 2001 as filed with the SEC.

     Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the financial position, results of operations or cash flows for any of the periods presented.

 2. SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Standard -- On January 1, 2001, Com21 adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 had no impact on Com21's consolidated financial position, results of operations or cash flows.

     Intangible Assets -- Intangible assets, including goodwill, are amortized on a straight-line basis over useful lives of three to five years. Com21 evaluates goodwill for impairment using a discounted cash flows method whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In situations where goodwill is considered to be associated with the entire enterprise, impairment is assessed based on discounted enterprise cash flows without interest charges, consistent with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."

     Revenue Recognition -- Com21 recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For product revenue, this generally occurs at the time of shipment to both resellers and end-users. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time the product revenue is recognized.

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

                                  COM21, INC.

                                 MARCH 31, 2001
                                  (UNAUDITED)

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

 3. INVENTORIES

     Inventories consist of (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
Raw materials and sub-assemblies............................   $ 9,285       $10,363
Work-in-process.............................................     6,085         5,477
Finished goods..............................................    12,456        18,120
                                                               -------       -------
          Total.............................................   $27,826       $33,960
                                                               =======       =======

 4. LINE OF CREDIT

     In December 2000, Com21 entered into a revolving line of credit agreement, for working capital purposes, which allows Com21 to borrow up to the lesser of $20,000,000 or 65% of Com21's eligible domestic and foreign accounts receivable. At March 31, 2001, Com21 had $10,000,000 of principal outstanding under the agreement. Borrowings under the line are secured by substantially all the assets of Com21 and bear annual interest at the prime rate (8.00% at March 31, 2001) plus 0.25%, which is payable monthly. The line expires on November 30, 2001 at which time all outstanding borrowings and unpaid interest are due. The agreement requires Com21 to comply with certain financial covenants which include maintaining a minimum tangible effective net worth of $70,000,000; a maximum debt-to-worth ratio of 1.00:1.00; a minimum quick ratio of 1.00:1.00; maximum net loss of $11,000,000 excluding non-cash charges and one time costs and expenses; and minimum unrestricted cash of $5,000,000. At March 31, 2001, Com21 did not meet the maximum net loss covenant. A waiver for this violation was received on April 19, 2001.

 5. COMMITMENTS AND LITIGATION

     Com21's contract manufacturers have obtained or have on order substantial amounts of inventory to meet Com21's revenue forecasts. If future shipments do not consume the committed inventory, the contract manufacturers have the right to charge for the fixed amount of excess inventories as well as a variable amount for inventory carrying costs. These inventory commitments have a term of less than one year as the revenue forecasts provided to the contract manufacturers are for less than one year. For the three months ended March 31, 2001, Com21 purchased approximately $18 million under the arrangement, and at March 31, 2001, the remaining commitment totaled approximately $69.0 million.

     Com21 is subject to various legal proceedings and claims which arise in the normal course of business. Com21 does not believe that any current litigation or claims have any merit and intends to defend them vigorously; thus, Com21 does not believe that an unfavorable resolution will have a negative impact on Com21's business, operating results or financial condition.

                                  COM21, INC.

                                 MARCH 31, 2001
                                  (UNAUDITED)

 6. STOCKHOLDERS' EQUITY

     Net Loss Per Share -- The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share (EPS) computations (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Net Loss (Numerator):
  Net loss, basic and diluted...............................  $(22,062)   $(2,423)
                                                              --------    -------
Shares (Denominator):
  Weighted average common shares outstanding................    25,738     21,790
  Weighted average common shares outstanding subject to
     repurchase or forfeiture...............................      (245)       (27)
                                                              --------    -------
  Shares used in computation, basic and diluted.............    25,493     21,763
                                                              --------    -------
Net loss per share, basic and diluted.......................  $  (0.87)   $ (0.11)
                                                              ========    =======

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

     Common Stock -- In January 2001, Com21 issued an additional 175,124 shares of common stock to GADline shareholders upon completion of predefined development milestones included in the share purchase agreement. The common stock was valued on the measurement date at $963,000. This amount was recorded as additional goodwill in the first quarter of 2001 and will be amortized over the remaining life of the intangible asset. All remaining unearned milestone shares expired during the quarter ended March 31, 2001.

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

                                  COM21, INC.

                                 MARCH 31, 2001
                                  (UNAUDITED)

paid in capital. Com21 determined the value of the warrant using the Black-Scholes option pricing model over the contractual term of the warrant with the following assumptions: stock volatility, 75%; risk free interest rate, 5.4%; and no dividends during the expected term. Net proceeds from the private equity financing were $6,864,000.

     Common Stock Warrants -- During 2000, as consideration for services provided under two product development agreements, Com21 issued warrants to purchase a total of 75,000 shares of common stock at a weighted average exercise price of $20.40 per share. The warrants are immediately exercisable until expiration (25,000 warrants expire in May 2001 and 50,000 warrants expire in January 2002). The value of these warrants in the amount of $832,000 was recognized as research and development expense for the year ended December 31, 2000. Com21 determined the value of the warrants using the Black-Scholes option pricing model over the contractual term of the warrants with the following assumptions: stock volatility, 75%; risk free interest rate, 6.5%; and no dividends during the expected term. These warrants remained outstanding at March 31, 2001.

     Deferred Stock Compensation -- During 2000, Com21 accelerated all remaining unvested options to nonemployees, thereby creating a measurement date. On the measurement date, Com21 recorded the fair value of the remaining deferred stock compensation as compensation expense in the year ended December 31, 2000. The aggregate compensation expense related to these awards was $645,000. Com21 determined the value of the awards using the Black-Scholes option pricing model over the contractual term of the options with the following weighted average assumptions: stock volatility, 75%; risk free interest rate, 6.5%; and no dividends during the expected term. Com21 did not issue nonstatutory options to nonemployees during the quarter ended March 31, 2001.

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

                                  COM21, INC.

                                 MARCH 31, 2001
                                  (UNAUDITED)

     The following tables are the financial results the chief operating decision maker, as defined by SFAS No. 131, utilizes in evaluating the performance of Com21's reportable segments (in thousands):

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
Revenues:
  ATM products...........................................  $20,381    $32,530
  DOCSIS products........................................   11,907      9,026
  Voice products.........................................      501         --
                                                           -------    -------
          Total..........................................  $32,789    $41,556
                                                           =======    =======
Cost of Revenues:
  ATM products...........................................  $15,508    $20,042
  DOCSIS products........................................   12,688      8,950
  Voice products.........................................    1,693         --
                                                           -------    -------
          Total..........................................  $29,889    $28,992
                                                           =======    =======
Gross Profit
  ATM products...........................................  $ 4,873    $12,488
  DOCSIS products........................................     (781)        76
  Voice products.........................................   (1,192)        --
                                                           -------    -------
          Total..........................................  $ 2,900    $12,564
                                                           =======    =======

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

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
Headend equipment........................................  $ 4,638    $ 5,489
Cable modems.............................................   27,952     35,697
Network management software..............................      199        370
                                                           -------    -------
Product revenues.........................................  $32,789    $41,556
                                                           =======    =======

                                  COM21, INC.

                                 MARCH 31, 2001
                                  (UNAUDITED)

 8. MAJOR CUSTOMERS

     The following table summarizes total revenues and net trade accounts receivable for customers which accounted for 10% or more of net revenues or net trade accounts receivable:

                                                                     REVENUES
                                                     ACCOUNTS      ------------
                                                    RECEIVABLE     THREE MONTHS
                                                   ------------       ENDED
                                                    MARCH 31,       MARCH 31,
                                                   ------------    ------------
                    CUSTOMER                       2001    2000    2001    2000
                    --------                       ----    ----    ----    ----
A................................................   12%     --      18%     --
B................................................   15%     --      14%     --
C................................................   --      11%     --      16%
D................................................   --      16%     --      12%

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

OVERVIEW

     Com21, Inc., is a leading global supplier of broadband access solutions. Com21's products enable domestic and international cable operators to provide high-speed, cost-effective Internet access; reduce operating costs; and maximize revenue opportunities in a variety of subscriber markets -- including private homes, corporate telecommuters, and small businesses. We develop and sell headend equipment, subscriber cable modems, and network management software to support the Asynchronous Transfer Mode, or ATM, Data Over Cable System Interface Specification, or DOCSIS and Digital Video Broadcasting, or DVB standards. In the North American market, we sell directly to cable operators such as AT&T, Charter Communications, Comcast, Cox Communications, and systems integrators such as HSA. Internationally, we sell primarily to systems integrators such as Siemens and Telindus, who in turn sell to cable operators.

     During the first half of 2000, cable modem manufacturers experienced shortages and long lead times for component materials such as flash memory and capacitors. Due to these shortages, the production of cable modems was constrained. We placed substantial orders for component material to ensure we would meet our anticipated build plan, especially for our DOXport 1110 modem that we commenced shipping late in the third quarter of 2000. We believe cable operators also overbought in the second and third quarters of 2000 to ensure they had sufficient product to meet subscriber demand. During the fourth quarter of 2000, the order rates from cable operators and corresponding revenues dropped sharply resulting in lower demand as cable operators started to balance and bring down their inventory levels. This slow down in sales in the fourth quarter of 2000 caused our finished goods inventory levels to increase substantially. During the first quarter of 2001, inventory declined 18% as we reduced the build rate of our contract manufacturers and managed our inventory levels. With the slow down in shipments, our contract manufacturers have begun charging us for the carrying cost of inventory, and we also anticipate that we will be charged for excess inventory.

     Additionally, at the end of 2000, cable operators began to lengthen their accounts payable payments cycles as they managed their working capital more tightly. Although we believe that distribution of cable modems will continue to increase, as subscriber growth for high speed access is forecasted to increase in 2001, some cable operators delayed ordering new equipment in early 2001 in order to use the existing levels of inventory which caused a sequential decrease in the amount of product that we shipped in North America in the first quarter of 2001. Due to this oversupply of inventory by some manufacturers, price competition has become more intense which resulted in lower average selling prices and gross margin pressures, especially on DOCSIS modems. We believe these factors are likely to depress revenues and margins, and are likely to cause inventory levels to remain higher than historical levels due to lower shipment rates. During the first quarter of 2001, we reduced the number of days of sales outstanding from 90 days as of December 31, 2000 to 83 days as of March 31, 2001, by using more aggressive collection efforts. We anticipate that accounts receivable balances will remain at a relatively high level compared to historical levels as cable operators manage working capital tightly.

     In January 2001, we announced a number of programs to reduce operating expenses. These included terminating a project to develop a DVB headend, focusing our engineering efforts on fewer projects, and eliminating certain marketing programs. This resulted in a reduction in personnel in these areas along with some associated administrative and support functions. We also transferred engineering and marketing efforts related to our ATM product line to a lower cost development center in Ireland which was completed during the first quarter of 2001.

     We made two acquisitions in 2000 to secure necessary product development resources (BitCom) and expertise particularly in cable telephony products (GADline). Because of changing market dynamics in April 2001, we determined that the most cost effective relationship would be for Com21 to have only a minority interest in GADline.

     In April 2001, we decided to focus our development efforts and reduce overhead costs. We have closed down the Maryland Development Center (formerly know as BitCom) and have moved all development to our two centers in Milpitas, California and Cork, Ireland. Additionally, we began a program to consolidate our Milpitas corporate office into one building.

     In April 2001, we announced that due to the tight capital market we were unable to secure sufficient funding for the Wireless Business Unit. We have closed this business unit and terminated all related personnel.

     We estimate that the restructuring charges related to the close down of the Wireless Business Unit and the Maryland Development Center, the costs of taking a minority interest in GADline, consolidating facilities in Milpitas, and the resulting impairment charge related to the long-term assets of GADline and BitCom could approximate between $80 million to $85 million in the second quarter 2001.

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

     We completed a $7,650,615 equity financing with Fletcher International Limited (Fletcher). Pursuant to a subscription agreement, dated February 28, 2001, Fletcher agreed to purchase approximately 2,450,000 shares of Com21's common stock at a price of $3.1227 per share and a warrant to acquire up to an additional 2,450,000 shares of Com21's common stock. The offer and sale of these securities were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided by Regulation D and these securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The warrant is immediately exercisable and remains exercisable for a period of seven years from the date of issuance at the exercise price of $9.0951 per share. The number of shares issuable upon exercise of the warrant and the exercise price per share are subject to adjustment upon the occurrence of events listed in the warrant including: the issuance of additional securities at a price below the greater of the market price of the common stock and the exercise price of the warrant or the declaration of a stock split, dividend, consolidation, recombination, reclassification or similar transaction. The fair value of the warrant is approximately $2,500,000 and is recorded as additional paid in capital. Net proceeds from the private equity financing were $6,864,000.

     Com21 was incorporated in Delaware in June 1992. Our principal executive offices are located at 750 Tasman Drive, Milpitas, California 95035 and our telephone number at that address is (408) 953-9100. We can also be reached at our Web site http://www.Com21.com. The contents of our website are not part of this report.

RESULTS OF OPERATIONS

     Total Revenues -- Total revenues decreased by 21% to $32.8 million in the first quarter of 2001 from $41.6 million in the first quarter of 2000. The decrease in revenues is due to a continuing industry-wide downturn in broadband equipment purchases as cable operators balanced inventories and capital expenditures. Although unit sales of all our cable modem products increased a modest 4% from the first quarter of 2000, the product mix shifted to include higher volumes of the lower priced DOCSIS modems with lower volumes of the ATM products being shipped. Additionally, the average sales price of all cable modems declined from the first quarter of 2000 due to heavy price competition especially for the DOCSIS modems. The mix change combined with the decreasing average selling prices resulted in the lower revenue level for the first quarter of 2001. We anticipate that the averages sales price of modems will continue to decline during 2001.

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

     Gross Margins -- Gross margins decreased from 30.2% in the first quarter of 2000 to 8.8% in the first quarter of 2001. The decrease in margins is primarily due to the following factors:

     - The sale of more DOCSIS modems, which have lower gross margins than our proprietary ATM modem. DOCSIS cable modem shipments increased from 49,000 units or 32% of total Com21 modem shipments in first quarter 2000 to 87,000 units or 54% of total Com21 modems shipped in first quarter 2001. The adoption of the DOCSIS-based standard has caused considerable price pressure due to the number of competitors in the marketplace.

     - Sales of high cost OEM DOCSIS modems and first generation GADline modems at clearance prices resulting in negative gross margins.

     - Decline in the average sale prices of our ATM modems.

     - Write down of certain of our component inventory to market.

     - Amortization of intangible assets as a result of the GADline acquisition.

     During 2001 we anticipate continued pressure on margins due to the following:

     - Increased sales of our DOCSIS cable modems. As these lower margin modems continue to become a higher percentage of our total revenues, we anticipate our total margin percentage will decline.

     - Competitive pricing offered by entrenched suppliers to move inventory and increase market share. As the industry continues to move toward standardization of technology, we anticipate increased pricing pressure.

     - We are taking steps to counter the impact of this price erosion by continuing modem cost reduction programs.

     Research and Development -- Research and development expenses increased 14% from $8.3 million in the first quarter of 2000 to $9.5 million in the first quarter of 2001. The increase was attributable to higher costs related primarily to increased personnel, consulting and project related costs. In 2001, we anticipate that research and development expenses will be less than the 2000 level by about $14.0 to $16.0 million. This decline is due to an anticipated reduced number of personnel and elimination of certain development programs as we refocus our development efforts on key technology initiatives.

     Sales and Marketing -- Sales and marketing expenses increased 22% from $6.1 million in the first quarter of 2000 to $7.5 million in the first quarter of 2001. The increase was primarily due to higher costs associated with increased personnel in the sales and marketing organizations. In 2001, we anticipate that marketing expenses will be less than the 2000 level by about $5.0 to $7.0 million. This decline is due to anticipated personnel reductions and a decrease in expenditures on marketing programs in our effort to reduce operating expenses.

     General and Administrative -- General and administrative expenses increased 170% from $1.7 million in the first quarter of 2000 to $4.6 million in the first quarter of 2001. The increase from the first quarter of 2000 to the first quarter of 2001 was related to higher personnel related costs, increased rent, inclusion of expenses of our GADline acquisition, professional fees, and insurance costs. In subsequent quarters of 2001, we anticipate that general and administrative expenses will decline between $600,000 to $1.0 million from the first quarter of 2001. This decline is due to anticipated personnel reductions and general decrease in discretionary expenses in our effort to reduce operating expenses. Overall however, general and administrative expenses for 2001 are anticipated to be $3.0 to $5.0 million higher than 2000.

     Amortization of Intangible Assets -- Amortization of intangible assets relating to our July 2000 acquisitions of GADline and BitCom totaled an aggregate of $2.6 million for the three months ended March 31, 2001. For the GADline and BitCom acquisitions, we recorded intangible assets of $67.7 million, which is being amortized, on a straight-line basis over useful lives of three to five years.

     Stock-Based Compensation -- Stock-based compensation resulted primarily from the amortization of deferred stock compensation generated from assumed unvested options and restricted stock in our July 2000 acquisitions of GADline and BitCom and the fair value of common stock issued to non-employees for services, and the issuance of additional shares related to meeting defined milestones in January 2001. Deferred stock compensation is being amortized to expense over the vesting period of the individual options.

     Total Other Income, Net -- Total other income, net decreased from $1.4 million in the first quarter of 2000 to $300,000 million in the first quarter of 2001. The decrease was attributable to lower interest income on a declining cash and investments balance during 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, our cash, cash equivalents, restricted cash and short-term investments were $33.0 million, compared to $45.9 million at December 31, 2000, a decrease of $13.0 million. The decrease during the quarter is primarily a result of cash used in operations of $17.5 million and cash used for investing in the purchase of property and equipment of $721,000. Cash outflows from operations is due primarily to a net loss of $16.0 million after non-cash items offset by a decrease to accounts receivable, inventories and other assets of $23.1 million and a decrease to accounts payable, accrued compensation and related benefits, and other current liabilities of $24.6 million. During the quarter, we raised $6.9 million net of related costs in a private equity financing and paid debt obligations of $763,000. Additionally, we had an unrealized loss on our short-term investments which reduced the carrying value by $849,000.

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

     Our principal source of liquidity as of March 31, 2001, consisted of approximately $32.1 million of cash and cash equivalents, of which $10.2 million is restricted. We have executed a standby letter of credit for our contract manufacturer, Celestica. If we fail to pay their invoices within 30 days, Celestica can secure payment against the standby letter of credit. At March 31, 2001, we had outstanding borrowing of approximately $10.0 million under our line of credit, which expires November 30, 2001. The agreement requires Com21 to comply with certain financial covenants which include maintaining a minimum tangible effective net worth of $70,000,000; a maximum debt-to-worth ratio of 1.00:1.00; a minimum quick ratio of 1.00:1.00; maximum net loss of $11,000,000 excluding non-cash charges and one time costs and expenses; and minimum unrestricted cash of $5,000,000. At March 31, 2001, Com21 did not meet the maximum net loss covenant. A waiver for this violation was received on April 19, 2001.

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

     Given the size and working capital needs of our business and our recent history of losses, and the steps we are taking to reduce these losses and manage our working capital, we judge our current liquidity situation to be adequate for the next twelve months. At present, we have no material commitment for capital equipment purchases. However, our contract manufacturers have obtained or have on order substantial amounts of inventory to meet our revenue forecasts. If future shipments do not consume the committed inventory, the contract manufacturers have the right to charge us for the fixed amount of excess inventories and a variable amount for inventory carrying costs. These inventory commitments have a term of less than one year as the revenue forecasts provided to the contract manufacturers are for less than one year. For the three months ended March 31, 2001, we purchased approximately $18.0 million under the obligations, and at March 31, 2001, the remaining commitment totaled approximately $69.0 million. We believe that within the next 12 months, shipments of our modem products will generate sufficient orders to relieve our commitment to our contract manufacturers.

                                  RISK FACTORS

COM21 MAY BE CHARGED FOR EXCESS INVENTORY HELD OR ON ORDER WITH OUR CONTRACT MANUFACTURERS WHICH WOULD REDUCE OUR GROSS MARGIN.

     Our contract manufacturers have obtained or have on order substantial amounts of inventory to meet our revenues forecasts. If our future shipments do not use up this inventory, these contract manufacturers have the right to charge us for inventory carrying costs and to bill us for any excess component and finished goods inventory. Through April 2001, we have been billed for inventory carrying charges of approximately $600,000. As of the end of April 2001, our two largest contract manufacturers had approximately $65.0 million of on hand inventory and purchase commitments for materials and components which are used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate which could reduce our working capital and have a negative impact on our financial position. We believe that within the next 12 months shipments of our modem products will create sufficient orders to relieve our commitment to our contract manufacturers.

WE MUST REDUCE THE COST OF OUR CABLE MODEMS TO REMAIN COMPETITIVE.

     Some of our competitors have assets and annual revenues that far exceed ours and because of their financial status are able to offer cable modem products at lower prices than we can offer cable modems. As headend equipment becomes more widely distributed, the price of cable modems and related equipment will continue to decrease. In particular, the adoption of industry standards, such as the data-over-cable service interface specification, or DOCSIS, standard in North America, has caused increased price competition for cable modems. To remain competitive, we may have to lower the price of our modems in anticipation of planned product cost reductions of our DOCSIS modems. We may not be able to continually reduce the costs of manufacturing our cable modems or to secure component parts at a low enough cost to enable us to lower our modem prices and to compete effectively. As we perform on our cost reduction program, we may not be able to continue to certify our DOCSIS modems in a timely manner by various standards bodies including CableLabs. If we are unable to continue to reduce the manufacturing costs of our cable modems, our gross margin and operating results could be harmed.

COM21'S MARKET IS HIGHLY COMPETITIVE AND HAS MANY ESTABLISHED COMPETITORS.

     The market for our products is intensely competitive, rapidly evolving and subject to rapid technological change. Our competitors include Motorola, Inc., Toshiba America, Inc., 3Com Corporation, RCA/Thomson, Terayon Communication Systems, Cisco Systems, Inc., and Nortel Network, Inc.

     We believe that our business is affected by the following competitive factors:

     - cost;

     - ease of installation;

     - technical support and service;

     - breadth of product line;

     - conformity to industry standards; and

     - implementation of additional product features and enhancements.

     Many of our existing and potential competitors have been operating longer, have better name recognition, more established business relationships and significantly greater financial, technical, marketing and distribution resources than we do. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, undertake more vendor financing programs or longer customer payment cycles and devote substantially more resources to developing new or enhanced products than we do. Some competitors may sell their modems at below cost to reduce excess inventories causing severe price competition.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL NEEDED TO OPERATE AND GROW OUR BUSINESS, WHICH COULD WEAKEN OUR FINANCIAL CONDITION AND MAKE US UNABLE TO DEVELOP OUR TECHNOLOGIES AND PRODUCTS.

     If our financial resources are insufficient to fund our activities and repay our debt, additional funds will be required. We cannot assure you that any additional financing will be available on terms acceptable to us, or at all, when required by us. If additional funds are raised by issuing equity securities, significant dilution to existing shareholders may result given the current price of our common stock. If additional funds are not available, we may be required to delay, scale back, or eliminate one or more of our research and development or manufacturing programs.

     During 2000, we had a net loss of approximately $56.1 million and for the three months ended March 31, 2001, the net loss was $22.1 million. If we do not increase revenues, improve gross margins and reduce operating expenses, we may also incur net losses during future quarters. Because of a decline in our revenues in the fourth quarter of 2000, we introduced measures to reduce operating expenses that included reductions in our workforce in December 2000 and February 2001, the shutting down of our Maryland development center and the wireless business unit both in April 2001, and the announced sale of our voice systems division, formerly GADline. Management continues to monitor market conditions to assess the need to take further action, if necessary. Any subsequent actions may result in additional workforce reductions, restructuring charges, discontinuation of product lines and provisions for impairment of long-lived assets which could materially adversely affect our results of operations and stock price.

SUPPLY OF OUR PRODUCTS MAY BE LIMITED BY OUR ABILITY TO FORECAST DEMAND
ACCURATELY

     Our customers have increasingly been requiring us to ship product upon ordering instead of submitting purchase orders far in advance of expected shipment dates. This practice requires us to keep inventory on hand for immediate shipment. Any significant cancellations or deferrals could adversely affect our business by slowing our growth and decreasing our revenues. Additionally, cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins and restrict our ability to fund our operations. In particular, increases in inventory could cause a material adverse effect on operations if this inventory is not used or becomes obsolete. This risk could be realized in inventory write-downs in any given period.

WE MAY BE SUBJECT TO PRODUCT RETURNS AND PRODUCT LIABILITY CLAIMS DUE TO DEFECTS IN OUR PRODUCTS.

     Our products are complex and may contain undetected defects, errors, design deficiencies, or may have been manufactured incorrectly. Our products have contained errors in the past and may contain errors in the future. As part of our focus on customer support, we are evaluating a manufacturing error in one of our cable modem products. We plan to test this product to determine the rate of failure and, if necessary, we may repair a number of units. We have not determined the potential costs of repairing these products. We believe this is an issue with the manufacturing process of one of our contract manufacturers. However, if we are not successful in negotiating with our contract manufacturer to cover these costs, we may be subject to additional costs to repair or replace these products in future periods. Defects, errors, or failures in our other products could result in delayed shipments, returned products, and loss or delay of market acceptance of our products. We could incur costs or losses in excess of amounts that we have reserved for these events. Although Com21 has not experienced any product liability claims, due to the highly technical nature of our products, such a risk exists. A successful product liability claim brought against us could have a material adverse effect on our business, operating results and financial condition by forcing us to use cash and personnel resources. This would limit our ability to grow and would decrease our revenues.

COM21'S STOCK PRICE IS HIGHLY VOLATILE AND BROAD MARKET FLUCTUATIONS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     The trading price of our common stock has fluctuated significantly since our initial public offering in May 1998. The common stock price has fluctuated between $47 per share and $2 per share in the last twelve month period. The price of our common stock could continue to be subject to wide fluctuations in response to a variety of factors including:

     - variations in quarterly earnings,

     - announcements of technological innovations or new products by Com21 or our competitors,

     - announcements by certification and standards bodies,

     - the state of Com21's patents or proprietary rights, and

     - changes in financial estimates by securities analysts.

     Additionally, the stock market is volatile. This volatility has particularly affected the stock price of many high technology companies and, often, has been unrelated or disproportionate to the operating performance of these companies. Our stock price has declined significantly and our stock price may continue to decline because of these broad market and industry factors, regardless of our actual operating performance. Additionally, Com21 may choose to structure acquisitions or other transactions by issuing additional Com21 common stock, or warrants or options to purchase Com21 common stock that would dilute common stock outstanding. Although Com21 management believes these types of transactions will increase the overall value of Com21, these transactions may initially decrease the market price of our common stock.

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

     Factors that could cause Com21's revenues to fluctuate include:

     - pressure to reduce prices;

     - variations in the timing of orders and shipments of Com21's products;

     - variations in the size of orders by Com21's customers;

     - new product introductions by Com21 or by competitors;

     - delays in certifying standards-based products;

     - general economic conditions and economic conditions specific to the cable and electronic data transmission industries;

     - cable operators financial ability to purchase our products; and

     - delays in obtaining CableLabs and regulatory approvals necessary to sell our products.

COM21'S GROSS MARGIN IN ONE OR MORE FUTURE PERIODS IS LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY CAUSE OPERATING RESULTS TO FALL BELOW THE EXPECTATIONS OF ANALYSTS AND INVESTORS.

     Our operating results are impacted significantly by our ability to improve and sustain gross margins. The factors which impact gross margins and cause them to fluctuate from quarter to quarter include:

     - pressures to reduce prices;

     - changes in the cost of inventory;

     - the sales mix within a product group, especially between proprietary and DOCSIS modems;

     - component prices we secure from our vendors;

     - the average selling prices of our products;

     - the effectiveness of our cost reduction efforts;

     - the sales mix between our headend equipment and cable modems; and

     - the volume of products manufactured.

     Additionally, our inability to reduce inventory levels may result in substantial inventory-related charges including marking component inventory to current market prices because of falling component prices, and increasing excess and obsolescence reserves because of slow moving inventory.

     A reduction in gross margins would harm our operating results and reduce the amount of cash flow from operations. Additionally, if operating results did not satisfy the expectations of analysts or investors, the trading price of Com21's common stock would likely decline.

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

COM21 IS DEPENDENT ON KEY PERSONNEL AND THE SUCCESSFUL TRANSITION OF PRODUCT MARKETING AND DEVELOPMENT ACTIVITIES TO OUR CORK IRELAND FACILITY.

     Our future operating results depend greatly upon the continued contribution of key technical and senior management personnel. Competition for these personnel, especially in the United States, is intense and Com21 may not be successful in attracting or retaining these personnel. Only a limited number of persons with the requisite skills to serve in these positions may exist and it may be increasingly difficult for us to hire these personnel. However, there is less competition for these skilled workers in other countries. In February 2001, we began the transfer of the research and development, product management and marketing functions for Com21's proprietary ComUNITY Access product line to our facility in Cork, Ireland. This transfer was nearly complete as of May 2001. We are making this transition to take advantage of the greater availability of qualified personnel in Cork to support this product line. However, the loss of any key Cork employee or our inability to successfully transfer technical, marketing or support knowledge to Cork personnel may affect our ability to provide timely development and support activities for the ComUNITY Access product line. Loss of personnel or the inability to transfer knowledge could delay our product development programs and our research and development efforts.

WE MAY NOT BE ABLE TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE WE DEPEND ON THIRD-PARTY MANUFACTURERS, THEIR SUPPLIERS AND ORIGINAL EQUIPMENT MANUFACTURERS AND HAVE LIMITED MANUFACTURING EXPERIENCE.

     Com21 contracts for the manufacture of cable modems and integrated circuit boards on a turnkey basis. Our future success will depend, in significant part, on our ability to have others manufacture our products cost-effectively, in sufficient volumes and to meet production and delivery schedules. Dependence on third-party manufacturers presents a number of risks including:

     - not taking sufficient credit exposure on new product bids;

     - lowering available credit limits;

     - not providing sufficient payment terms;

     - failure to meet delivery schedules;

     - not building product meeting our quality standards;

     - less than satisfactory manufacturing yields and costs;

     - building product to meet our demand;

     - difficulty in planning mix of units to be produced; and

     - the potential misappropriation of our intellectual property if the manufacturer were to market our products as its own.

     Any manufacturing disruption could impair our ability to fulfill orders. We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms, or the extension of credit limits. In the first half of 2000, we experienced supply problems for components material, including flash memory, which limited our ability to fulfill customer orders and had the effect of decreasing our revenues for that period. We may also experience manufacturing or supply problems in the future. We are dependent on our manufacturers to secure components at favorable prices and in sufficient volume. If our contract manufacturers fail to perform in any of these areas, it could harm our relationships with customers. Failure to obtain these components and supply our customers with product could decrease our revenues.

COM21'S FUTURE SUCCESS WILL DEPEND IN PART UPON OUR ABILITY TO ENHANCE OUR EXISTING PRODUCTS AND TO DEVELOP AND INTRODUCE, ON A TIMELY BASIS, NEW PRODUCTS AND FEATURES THAT MEET CHANGING CUSTOMER REQUIREMENTS AND EMERGING INDUSTRY STANDARDS.

     The market for cable modem systems and products is characterized by rapidly changing technologies and short product life cycles. Our future success will depend in large part upon our ability to:

     - identify and respond to emerging technological trends in the market;

     - develop and maintain competitive products;

     - enhance our products by adding innovative features that differentiate our products from those of competitors;

     - bring products to market on a timely basis at competitive prices; and

     - respond effectively to new technological changes or new product announcements by others.

     The technical innovations required for us to remain competitive are inherently complex, require long development cycles, are dependent in some cases on sole source suppliers and require us, in some cases, to license technology from others. If our product development and enhancements take longer than planned, the availability of products would be delayed. We must continue to invest in research and development to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of our customers or be compatible with changing technological requirements or standards. Most costs must be incurred before we can determine the technological feasibility or commercial viability. Additionally, revenues from future products or product enhancements may not be sufficient to recover the development costs incurred by these products or enhancements.

     We may not be successful in managing the transition from our current products to our new and enhanced products. Product transitions contain a number of inherent risks including obsolescence of product inventory, unavailability of product as inventory of existing product is exhausted prior to availability of new product, market acceptance of new products, undetected defects in new products, and availability of components and parts in new products. If we are unable to successfully manage the risks of the release and transition of new and enhanced products, our revenues would be reduced.

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

THE DIVESTITURE AND CLOSING OF COM21'S MARYLAND AND ISRAELI OPERATING UNITS MAY CREATE UNFORESEEN RISKS.

     In April 2001, we announced the closing of the BitCom operation, also called the Maryland development center, and the sale of our majority interest in GADline, also known as the voice systems division in Israel, in a management buyout. The process of closing down and selling off these operations is risky and may create unforeseen operating difficulties and expenditures.

COM21 HAS A SHORT OPERATING HISTORY, HAS NOT YET MADE A PROFIT AND EXPECTS TO INCUR LOSSES IN THE FUTURE.

     We have not made a profit and we expect to continue to operate at a loss through fiscal year 2001. To achieve and subsequently maintain profitable operations, we must successfully design, develop, test, manufacture, introduce, market and distribute our products on a broad commercial basis and secure higher revenues and gross profits and contain our operating expenses. Our future revenues will depend on a number of factors, many of which are beyond our control. These factors include our ability to:

     - reduce prices;

     - manufacture products at acceptable quality standards;

     - have product available when our customers need it;

     - meet industry standards;

     - respond to technology change; and

     - have a strong competitive advantage.

     Due to these factors, we cannot forecast with a degree of accuracy what our revenues will be or how quickly cable operators will adopt our systems and buy our cable modems. If we do not make sufficient revenues and gross margins, we may not achieve, or be able to sustain, profitability.

OUR STANDARDS-BASED PRODUCTS ARE SUBJECT TO EVOLVING INDUSTRY STANDARDS. IF OUR PRODUCTS DO NOT COMPLY WITH ANY STANDARD THAT ACHIEVES MARKET ACCEPTANCE, CUSTOMERS MAY REFUSE TO PURCHASE OUR PRODUCTS.

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

     Different standards are emerging in different parts of the world. In North America, the DOCSIS standard has achieved substantial market acceptance. Cable Television Laboratories performs certification for the DOCSIS standard. The DOCSIS standard is an evolving standard and becomes more complex and more difficult to comply with as it evolves. As we continue to enhance and develop our DOCSIS products to meet the evolving DOCSIS standards, we may incur additional costs. Additionally, we cannot assure you that enhancements or new DOCSIS products will be CableLabs certified. Even if these products are certified, we cannot assure you that they will be accepted by the market. In Europe, there is movement by some cable operators towards either a digital video broadcast, or DVB, standard or a European DOCSIS standard. We have developed DVB cable modems, but we cannot assure you that these products will meet the evolving standards or receive certification. Additionally, Com21 cannot assure you that if a European DOCSIS standard obtains widespread acceptance, Com21 will be able to produce a cable modem to meet these specifications. The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telephone companies could require Com21 to redesign our products. The development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of Com21's products. If any of these new technologies or standards achieve widespread market acceptance, any failure by Com21 to develop new products or enhancements, or to address these new technologies or standards, could harm our business.

THE ADOPTION OF STANDARDS COULD RESULT IN LOWER SALES OF COM21'S PROPRIETARY PRODUCTS.

     The widespread adoption of DOCSIS, DVB, European DOCSIS or other standards could cause aggressive competition in the cable modem market and result in lower sales of Com21's proprietary products which do not meet these standards. As cable operators move to standards based products, sales of Com21's proprietary headend products, and revenues from licensing of our network management software could decrease if our products do not meet the appropriate standards. This could reduce our gross margin and operating results.

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

     There are many different methods of getting high speed Internet access to the end customers. These methods include:

     - Regular dial up connection -- using a telephone line and the average 28K or 56K modem;

     - Digital subscriber line/asymmetric digital subscriber line -- a digital high-speed modem connection offered by telephone companies, this is also known as DSL or ADSL;

     - Cable modems -- high speed modem connections offered by cable television companies;

     - Wireless -- high speed wireless local loop connections that work similar to cell phones (Digital subscriber line/asymmetric digital subscriber line and cable modems can operate in a wireless environment); and

     - Fiber optics -- strands of very pure glass capable of carrying enormous volumes of data and voice traffic.

     Because of the widespread reach of telephone networks and the financial resources of telephone companies, competition from telephone-based solutions is expected to be intense. Cable modem technology may not be able to compete effectively against wireline or wireless technologies. Significant market acceptance of alternative solutions for high-speed data transmission could decrease the demand for our products if these alternatives are viewed as providing faster access, greater reliability, increased cost-effectiveness or other advantages.

IF WE FAIL TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN OUR INDUSTRY.

     We depend on our proprietary technology. To protect our intellectual property rights we rely on a combination of patent, copyright, trademark and trade secret laws, and contractual restrictions on disclosure. However, any of our intellectual proprietary rights could be challenged by third parties. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate. An unauthorized party may attempt to copy aspects of our products or to obtain and use our trade secrets or other proprietary information. Additionally, the laws of some foreign countries do not protect Com21's proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve Com21's proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to those of Com21. If we do not enforce and protect our intellectual property, our business will be harmed. Also, due to the rapid pace of technological change in the cable modem industry, many of our products rely on key technologies developed by third parties, and we may not be able to continue to obtain licenses from these third parties on favorable terms, if at all.

OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES, WHICH MAY RESULT IN LAWSUITS AND PROHIBIT US FROM SELLING OUR PRODUCTS.

     Third parties may claim that we are infringing on their intellectual property. Even if we do not believe that our products are infringing third parties' intellectual property rights, these claims can be time-consuming, costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. If we cannot or do not license the infringed technology or substitute similar technology from another source, our business could suffer. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not the litigation is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. If there is an adverse ruling against us in any litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. Our failure to develop or license a substitute technology could prevent us from selling our products.

OUR FAILURE TO MANAGE OUR OPERATIONS COULD SLOW OUR GROWTH RATE OR GIVE RISE TO INEFFICIENCIES WHICH WOULD REDUCE OUR REVENUES.

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

     Additionally, we must be able to continue to recruit and retain personnel, and failure to do so would result in our not achieving our operational goals. Also, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. In the future, we may experience difficulties meeting the demand for our products and services. We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations or that we will be able to achieve the operational efficiencies needed to be competitive. Any failure could materially cause us not to meet our operating revenues and cost objectives and weaken our financial position.

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

     - technology licensing agreements;

     - development arrangements and agreements with original equipment manufacturers for advanced products;

     - marketing arrangements with system integrators, and others; and

     - collaboration agreements with suppliers of routers and headend equipment to ensure the interoperability of our cable modems with these suppliers' products.

     The failure to maintain, develop or replace them if any of these relationships are terminated and to renew or extend any license agreements with a third party may harm our business.

COM21'S CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER.

     A relatively small number of customers have accounted for a large part of our revenues, and we expect that this trend will continue. In the first quarter of 2001, our top five customers accounted for 52% of total revenues. We expect that our largest customers in the future could be different from our largest customers today due to a variety of factors, including customers' distribution schedules and budget considerations. Additionally, our systems integrators could develop and manufacture products that compete with us and cease distributing our products. Because a limited number of companies account for a majority of our prospective customers, our future success will depend upon our ability to establish and maintain relationships with these companies. We may not be able to retain our current accounts or to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of households passed are controlled by a relatively small number of companies. The loss of one or more of our customers or our inability to successfully develop relationships with other significant cable operators could cause our business to suffer.

COM21 IS SUBJECT TO RISKS OF OPERATING IN INTERNATIONAL MARKETS.

     For the first quarter of 2001, international sales accounted for 82% of total revenues. We intend to enter new international markets and we expect that a significant portion of our sales will continue to be in international markets. Because we sell primarily through systems integrators, a successful expansion of our international operations and sales may require us to develop relationships with new international systems integrators and distributors. If we are unable to identify, attract or retain suitable international systems integrators or distributors, we may not be able to successfully expand our international operations. To increase revenues in international markets, we will need to continue to establish foreign operations, to hire additional personnel to run these operations and to maintain good relations with our foreign systems integrators and distributors. If we are unable to successfully do so, our growth in international sales will be limited which would reduce our operating results. Additionally, international operations involve a number of risks not typically present in domestic operations, including:

     - changes in regulatory requirements;

     - costs and risks of distributing systems in foreign countries;

     - licenses, tariffs and other trade barriers;

     - political and economic instability;

     - difficulties in staffing and managing foreign operations;

     - potentially adverse tax consequences;

     - difficulties in obtaining governmental approvals for products;

     - the burden of complying with a wide variety of complex foreign laws and treaties;

     - the imposition of legislation and regulations on the import and export of high technology products;

     - fluctuations in foreign currency; and

     - the possibility of difficult accounts receivable collections.

THE INDUSTRY IN WHICH COM21 COMPETES IS SUBJECT TO CONSOLIDATION.

     There has been a trend toward industry consolidation for several years, which is expected to continue through 2001. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide increasingly stronger competitors that are better able to compete. This could lead to more variability in operating results as we compete to be a vendor solution and could harm our business, operating results and financial condition. We believe that industry consolidation may lead to fewer possible customers. If we are unable to maintain our customers or secure additional customers, our business could decrease.

THE LOCATION OF COM21'S FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKES AND OTHER NATURAL DISASTERS.

     Com21's corporate headquarters, including some of our research and development operations and our in-house manufacturing facilities, are located in the Silicon Valley area of northern California, a region known for seismic activity. A significant natural disaster in the Silicon Valley, such as an earthquake or power loss, could halt our business, weaken our financial condition and create disappointing operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Market Price Risk. Com21 is also exposed to market price risk on investments in marketable equity securities held as available-for-sale investments. These investments are in publicly traded companies and private companies in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $1,441,000 decrease in the fair value of the investments in the marketable equity security as of March 31, 2001.

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     None

(b) Reports on Form 8-K

     On February 14, 2001, Com21 filed a report on Form 8-K which announced its earnings for the fourth quarter ended December 31, 2000.

     On March 7, 2001, Com21 filed a report on Form 8-K which announced that it had entered into a definitive agreement to complete an equity financing with Fletcher International Limited.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Com21, Inc.

Date: June 25, 2001                       By: /s/ RALPH MARIMON
                                              Vice President of Finance
                                              and Corporate Secretary