Form 10-K/A
period 2000-12-31
COM21 INC
filed 2001-07-31
CIK 945379

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                                AMENDMENT NO. 1


     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

  [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                           COMMISSION FILE NO.

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

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $0.001 PAR VALUE

     Indicate by a checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,791,739, based on the last trade price as reported by The Nasdaq National Market. For purposes of this calculation, shares owned by officers, directors, and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     At February 28, 2001, there were 24,947,696 shares of the registrant's common stock, $0.001 par value, issued and outstanding.


     Information required by Part III (except Item 13) of this Form 10-K/A is incorporated therein by reference from the Company's definitive Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after December 31, 2000.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     THIS FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, ARE DIFFICULT TO PREDICT AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN THE FORWARD-LOOKING STATEMENTS.



     This Form 10-K/A contains forward-looking statements that have been made under the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs, and assumptions. Words such as anticipates, expects, intends, plans, believes, seeks, estimates and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this Form 10-K/A. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Form 10-K/A. We undertake no obligation to update these statements or publicly release the result of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this Form 10-K/A or to reflect the occurrence of unanticipated events.


                                  COM21, INC.

                                     INDEX



  PART I:
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   17
  Item 3.   Legal Proceedings...........................................   17
  Item 4.   Submission of Matters to Vote of Security Holders...........   17

  PART II:
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholders Matters........................................   18
  Item 6.   Selected Consolidated Financial Data........................   19
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.......................................   20
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   27
  Item 8.   Consolidated Financial Statement and Supplementary Data.....   28
  Item 9.   Changes in Disagreements With Accountants on Accounting and
            Financial Disclosure........................................   54

  PART III:
  Item 13.  Certain Relationship and Related Transactions...............   54

  PART IV:
  Item 14.  Exhibits, Consolidated Financial Statement Schedules, and
            Reports on Form 8-K.........................................   54
  Exhibit Index.........................................................   55
  Signatures............................................................   57

                                     PART I


ITEM 1. BUSINESS


     Com21, Inc., is a leading global supplier of broadband access solutions. Com21's products enable domestic and international cable operators to provide high-speed, cost-effective Internet access; reduce operating costs; and maximize revenue opportunities in a variety of subscriber markets -- including corporate telecommuters, small businesses, and private homes. We develop and sell headend equipment, subscriber cable modems, and network management software to support the Asynchronous Transfer Mode, or ATM, Data Over Cable System Interface Specification, or DOCSIS and Digital Video Broadcasting, or DVB standards. In 2000, we shipped approximately 565 headends and 790,000 cable modems. In the North American market, we sell directly to cable operators such as AT&T, Charter Communications, Comcast, Cox Communications, and systems integrators such as HSA. Internationally, we sell primarily to systems integrators such as Siemens and Telindus, who in turn sell to cable operators.



     During 2000, we completed the acquisition of two companies. On July 3, 2000, under a Share Purchase Agreement dated April 18, 2000, GADline, Ltd., an Israeli company, was merged into Com21. GADline develops, manufactures and markets fully managed networking solutions that deliver high-speed data and telephony services over a hybrid fiber coaxial infrastructure. On July 6, 2000, under a share purchase agreement dated June 22, 2000, BitCom, Inc., a Delaware company, with facilities in Germantown, Maryland was merged into Com21. BitCom is an engineering consulting and development organization specializing in wired and wireless telecommunications, satellite, and networking engineering.


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


     Typically, the limiting factor in overall data transmission performance is the last mile of the communications infrastructure between a service provider and a subscriber, known as the "last mile" problem. Cable provides a solution to this "last mile" problem, as cable is widely available to consumers, and cable infrastructure currently provides the highest available transmission speed, with peak data transmission speeds of 40 megabits per second and "always-on" availability providing instant access. These factors have led to the rapid growth in the distribution of Internet access over cable.


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


     Provide Broadband Infrastructure Products and an Integrated End-To-End Solution. In time, cable operators will require an integrated software and hardware platform, a solution that we currently provide. Additionally, we will provide solutions that can support the growing popularity of small node sizes, demonstrated by the increasing distribution of optical fiber in residential areas. We also want to fulfill the demand for broadband solutions that can manage data, voice and video. With our partner TdSoft, we have introduced a voice gateway to the public switched telephone network ComUNITY Vox. This addition allows cable operators to use our ComUNITY access system to offer voice services.



     Enhance Value to Cable Operators. Another core strategy is to provide product features that enhance the value of cable operators' cable modem expansions over the life of those investments. Cable operators assess the success of investing in a cable modem system by considering not only the initial cost of investing in cable modem equipment, but the service reliability, the overall operating and maintenance expenses, and the service revenues that can be made. Com21's ComUNITY Access(R) System is designed to enable cable operators to increase revenues by offering up to 16 different cable operator-defined transmission rates, at varying price points, to multiple markets. Com21's DOXport(R) 1110 CableLabs certified DOCSIS cable modem that allows an operator to offer basic subscriber service while the DOXport 5020 Office Cable Modem has additional networking capabilities to offer value-added services to residential, telecommuting, and small office subscribers.



     Leverage Technology Leadership. One of the factors of Com21's success has been our ability to supply end-to-end broadband communications system with features that support new, revenue generating opportunities for cable operators, and networking advantages. Technological developments in multi-service scheduling optimization, protocol simulation, and application specific integrated circuit (commonly referred to as an ASIC) integration, enable us to offer a scalable system to deliver tiered service levels, VPNs, and low-latency voice and video applications. Moreover, Com21's internal development of a network management system, and high performance, cost-effective radio frequency transmitters/receivers and fast radio frequency switching systems, lowers cable operators' cost of distributing and operating Com21's equipment.



     Offer Standards-Based Cable Modems and Solutions. As the North American cable industry has embraced DOCSIS-compliant products, we have designed our cable modems to meet these specifications. In September 2000, our DOXport 1110 received DOCSIS 1.0 certification from CableLabs. Cable operators want to benefit from the interoperability, and lower product costs of standardized parts. Com21 intends to continue to develop the DOCSIS products.



     Our strategy is to implement these standards and maintain our product differentiation by increasing the number of value added capabilities while continuing to decrease costs. The DOXport 1110 was one of the first cable modems certified by CableLabs using the latest Broadcom 3350 chip. We are also using the standards-based platform to offer higher value features such as our DOXport 5000 Series of Office Cable Modems and our DOXport 8080 Multiple Dwelling Unit cable modem.



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

     Increase Cost Efficiencies. While we intend to continue to seek premium prices for our products, the cable modem market will be characterized by declining prices. As a result, we seek to reduce product costs, particularly for end-user cable modems, with more efficient design, use of standardized components, and our continuous search for cost effective solutions.


PRODUCTS

     Com21's current product offerings include DOCSIS standards-based products; ATM-based system; DVB standards-based cable modems; and Telephony products.

  DOCSIS Standards-based Products

     Com21 offers several DOCSIS standards-based products:


          DOXport 1110. The DOXport 1110 cable modem takes advantage of the faster, more efficient Broadcom 3350 chip, which leads to greater overall performance of the modem. The DOXport 1110 is also CableLabs Certified, assuring compatibility with any DOCSIS 1.0 or 1.1 cable modem termination system (CMTS). Users can connect with USB 1.1, 10/100 Base-T Ethernet, or both for fast, flexible installation. It is also software upgradeable to the DOCSIS 1.1 standard, which provides for enhancements such as tiered services, multicasting, and quality of service.



          DOXport 5020. The DOXport 5020 is a multi-function cable network access solution. It includes a cable modem, enterprise-class firewall, router, four-port Ethernet hub, Network Address Translation, and Dynamic Host Configuration Protocol client and server. Optional IPSec Virtual Private Networking and content filter list subscription are also available. Additionally, the DOXport 5020 supports up to 64 users making it an ideal solution for any multi-computer environment.



          DOXport 8080. The DOXport 8080 is a Multiple Dwelling Unit cable modem that combines a cable modem and a multiplexer to create a powerful broadband gateway. It provides high-speed Internet access for as many as eight apartments, hotel rooms, offices, or classrooms over existing telephone lines-without interrupting voice services. The DOXport 8080 makes the delivery of scalable, high-speed communications far more efficient and affordable.



     We are currently developing the following DOCSIS standards-based products:



          DOXport 1112. The DOXport 1112 is being developed to be a Euro-DOCSIS compliant cable modem based on our current DOXport 1110 design. It takes full advantage of our Doxport 1110 development, incorporating all of the performance and speed of the 1110 while being built to meet all specifications of Euro-DOCSIS.



          DOXport 2040. The DOXport 2040 is being developed to be a voice and data solution. The modem is based on our current DOXport 1110 design and includes VoIP capability as developed by our division in Israel. The modem will allow our customers to broaden the suite of services they currently offer to include voice capabilities.


ATM-BASED SYSTEMS AND DVB STANDARDS-BASED CABLE MODEMS


     The ATM-based ComUNITY Access System consists of the following:



          ComCONTROLLER(R) Headend Switches. The ComCONTROLLER controls the flow of data communications between the ComPORT modems at a subscriber's site and an external network, such as the Internet or a corporate network. The ComCONTROLLER 2100 Main Chassis is designed with 11 slots and can accommodate interface modules, such as ATM/OC-3, multiple Ethernet, or Fast Ethernet module. The ComCONTROLLER 2000 is designed with 6 slots.



          ComPORT(TM) Cable Modems. The ComPORT cable modem family sends and receives data from subscriber's site over coaxial cable. The ComPORT modem uses an Ethernet interface and connects to the PC's Ethernet card or Ethernet hub. The ComPORT 2000 cable modem is a low-profile cable modem that provides high-speed connectivity cost-effectively. The ComPORT 1000 cable modem is equipped with an expansion slot. It allows adding modules to enable applications such as virtual private networks (VPN) and cable telephony. The ComPORT 5000 Series Office Cable Modem is for the small office/home office market. The ComPORT 5000 is a multi-functional, broadband access solution that integrates the cable modem, a built-in firewall, hub, proxy server and other features.



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


CUSTOMERS

     In 1998, revenues attributable to TCI (currently AT&T BIS/TCI), Philips Electronics and Siemens accounted for 24%, 15% and 14% of total revenues, respectively. In 1999, revenues attributable to AT&T BIS/ TCI, Philips and Siemens accounted for 20%, 18% and 12% of total revenues, respectively. In 2000, revenues attributable to Siemens, Telindus, and Comcast Communications accounted for 12%, 11%, and 10% respectively.

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


     Corporate Telecommuter and Remote Office Users. Corporate telecommuters and remote office business users need highly available, high-speed access to corporate intranets and corporate local area networks. These users also must interconnect the local area networks among their various offices. These offices may be collocated, in a large campus, for example, or widely dispersed, in the case of sales offices and telecommuters. Connections to a central telephone private branch exchange (PBX), rapid two-way transfer of large data files, desktop video conferencing, security, and reliability exemplify the services that business users may require. Users in this segment of subscribers are generally willing to pay a premium for highly reliable, high-speed service with advanced features.


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

MANUFACTURING


     Com21 tests and assembles its ComUNITY Access headend controller equipment in its Milpitas, California facility. We outsource printed circuit board assemblies on a turnkey basis and perform final integration and burn-in on-site. Com21 configures the headend equipment and the network management and provisioning software before customer shipment.


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

MARKETING AND SALES


     Marketing. Domestically, we have targeted our marketing efforts primarily at cable operators. There are a limited number of cable operators in the domestic cable industry. A cable operator's internal technical experts typically influence purchasing decisions. The objective of our direct marketing activities is to reach these technical experts, raise product awareness and gain credibility for Com21's systems within the cable operator community. Activities with local cable operators are jointly managed to accelerate cable modem service penetration. Internationally, we have focused our marketing efforts on supporting our systems integration partners' marketing programs. We plan to increase our international marketing efforts in new markets in Asia, South America, and Europe, as those markets become deregulated and the Internet usage grows in those regions.


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

CUSTOMER SERVICE AND TECHNICAL SUPPORT


     Com21 believes that successful long-term relationships with its customers require a service organization committed to customer satisfaction. As of December 31, 2000, Com21 had 56 technical support employees. Com21 makes available to all new customers a five-day training course before receiving and installing a ComUNITY Access System.



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


COMPETITION


     The markets for Com21's products are intensely competitive, rapidly evolving, and subject to rapid technological change. The principal competitive factors in these markets are likely to include product performance and features, reliability, technical support and service, relationships with cable operators and systems integrators, compliance with industry standards, interoperability with the products of other suppliers, sales and distribution capabilities, strength of brand name, price, long-term cost of ownership to cable operators and general industry and economic conditions. Com21's current and potential competitors include 3Com Corporation, Cisco Systems, Inc., Motorola, Inc., Nortel Networks, Inc., RCA/Thompson, Samsung Electronics Company, Terayon Communication Systems and Toshiba.


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

EMPLOYEES


     As of December 31, 2000, Com21 had a total of 525 full-time employees. Of the total number of employees, 216 were in research and development, 98 in marketing and technical support, 86 in operations, 42 in sales, and 83 in administration. Com21's employees are not represented by any collective bargaining agreement for their employment by Com21, and Com21 has never experienced an organized work stoppage.

                                  RISK FACTORS


COM21 MAY BE CHARGED FOR EXCESS INVENTORY HELD OR ON ORDER WITH OUR CONTRACT MANUFACTURERS WHICH WOULD REDUCE OUR GROSS MARGIN.



     Our contract manufacturers have obtained or have on order substantial amounts of inventory to meet our revenues forecasts. If our future shipments do not use up this inventory, these contract manufacturers have the right to charge us for inventory carrying costs and to bill us for any excess component and finished goods inventory. Through April 2001, we have been billed for inventory carrying charges of approximately $600,000. As of the end of April 2001, our two largest contract manufacturers had approximately $65.0 million of on hand inventory and purchase commitments for materials and components which are used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate which could reduce our working capital and have a negative impact on our financial position. We believe that within the next 12 months, shipments of our modem products will create sufficient orders to relieve our commitment to our contract manufacturers.



WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL NEEDED TO OPERATE AND GROW OUR BUSINESS, WHICH COULD WEAKEN OUR FINANCIAL CONDITION AND MAKE US UNABLE TO DEVELOP OUR TECHNOLOGIES AND PRODUCTS.



     If our financial resources are insufficient to fund our activities and repay our debt, additional funds will be required. We cannot assure you that any additional financing will be available on terms acceptable to us, or at all, when required by us. If additional funds are raised by issuing equity securities, significant dilution to existing shareholders will result given the current price of our common stock. If additional funds are not available, we may be required to delay, scale back, or eliminate one or more of our research and development or manufacturing programs.



     During 1999 we had a net loss of approximately $10.3 million, and during 2000 we had a net loss of approximately $56.1 million. If we do not increase revenues, improve gross margins and reduce operating expenses, we may also incur net losses during future quarters. Because of a decline in our revenues in the fourth quarter of 2000, we introduced measures to reduce operating expenses that included reductions in our workforce in December 2000 and February 2001, the shutting down of our Maryland development center and the wireless business unit both in April 2001, and the sale of our voice systems division, (formerly GADline) in June 2001. Management continues to monitor market conditions to assess the need to take further action if necessary. Any subsequent actions may result in additional workforce reductions, restructuring charges, discontinuation of product lines and provisions for impairment of long lived assets which could harm our results of operations and stock price.



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

OUR MARKET IS HIGHLY COMPETITIVE AND HAS MANY ESTABLISHED COMPETITORS.



     The market for our products is intensely competitive, rapidly evolving and subject to rapid technological change. Our competitors include Motorola, Inc., Toshiba America, Inc., 3Com Corporation, RCA/Thomson, Terayon Communication Systems, Cisco Systems, Inc. and Nortel Networks, Inc.



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



SUPPLY OF OUR PRODUCTS MAY BE LIMITED BY OUR ABILITY TO FORECAST DEMAND ACCURATELY.



     Our customers have increasingly been requiring us to ship product upon ordering instead of submitting purchase orders far in advance of expected shipment dates. This practice requires us to keep inventory on hand for immediate shipment. Any significant cancellations or deferrals could adversely affect our business by slowing our growth and decreasing our revenues. Additionally, cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins and restrict our ability to fund our operations. In particular, increases in inventory could cause a harmful effect on operations if this inventory is not used or becomes obsolete. This risk could be realized in inventory write-offs in any given period.



WE MAY BE SUBJECT TO PRODUCT RETURNS AND PRODUCT LIABILITY CLAIMS DUE TO DEFECTS IN OUR PRODUCTS.



     Our products are complex and may contain undetected defects, errors, design deficiencies, or may have been manufactured incorrectly. Our products have contained errors in the past and may contain errors in the future. As part of our focus on customer support, we are evaluating a manufacturing error in one of our cable modem products. We plan to test this product to determine the rate of failure and, if necessary, we may repair a number of units. We have not determined the potential costs of repairing these products. We believe this is an issue with the manufacturing process of one of our contract manufacturers. However, if we are not successful in negotiating with our contract manufacturer to cover these costs, we may be subject to additional costs to repair or replace these products in future periods. Defects, errors, or failures in our other products could result in delayed shipments, returned products, and loss or delay of market acceptance of our products. We could incur costs or losses in excess of amounts that we have reserved for these events. Although we have not experienced any product liability claims, due to the highly technical nature of our products, such a risk exists. A successful product liability claim brought against us could impair our business, operating results and financial condition by forcing us to use cash and personnel resources. This would limit our ability to grow and would decrease our revenues.

OUR STOCK PRICE IS HIGHLY VOLATILE AND BROAD MARKET FLUCTUATIONS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.



     The trading price of our common stock has fluctuated significantly since our initial public offering in May 1998. The common stock price has fluctuated between $47 per share and $2 per share in the last twelve month period. The price of our common stock could continue to be subject to wide fluctuations in response to a variety of factors including:



     - variations in quarterly earnings;



     - announcements of technological innovations or new products by us or our competitors;



     - announcements by certification and standards bodies;



     - the state of Com21's patents or proprietary rights; and



     - changes in financial estimates by securities analysts.



     Additionally, the stock market is volatile. This volatility has particularly affected the stock price of equity securities of many high technology companies and, often, has been unrelated or disproportionate to the operating performance of these companies. Our stock price has declined significantly and our stock price may continue to decline because of these broad market and industry factors, regardless of our actual operating performance. Additionally, Com21 may choose to structure acquisitions or financing transactions by issuing additional Com21 common stock, or warrants or options to purchase Com21 common stock that would dilute common stock outstanding. Although Com21 management believes these transactions will increase the overall value of Com21, Inc., these transactions may initially decrease the market price of our common stock.



WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET.



     Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain its listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share. As of July 30, 2001, the price of our common stock was $1.03. If the common stock loses its Nasdaq National Market status, it would likely trade on the Nasdaq Over the Counter Bulletin Board, which is viewed by most investors as a less desirable, less liquid marketplace.



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



     Factors that could cause our revenues to fluctuate include:



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

     - cable operators' financial ability to purchase our products; and



     - delays in obtaining CableLabs and regulatory approvals necessary to sell our products.



FLUCTUATIONS IN OUR STOCK PRICE COULD IMPACT OUR RELATIONSHIPS WITH EXISTING CUSTOMERS AND DISCOURAGE POTENTIAL CUSTOMERS FORM DOING BUSINESS WITH US.



     Fluctuations in our stock price could lead to a loss of revenue due to our inability to engage new customers and vendors and to renew contracts with our current customers and vendors. Existing and potential customers and vendors may perceive our fluctuating stock price as a sign of instability and may therefore be unwilling to do business with us. If this were to continue to occur, our business, results of operations and financial condition could be harmed.



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



     - the sales mix between our headend equipment and cable modems; and



     - the volume of products manufactured.



     Additionally, our inability to reduce inventory levels may result in substantial inventory-related charges including marking component inventory to current market prices because of falling component prices and significant excess and obsolescence inventory write-offs because of slow moving inventory.



     A reduction in gross margins would harm our operating results and reduce the amount of cash flow from operations. Additionally, if operating results did not satisfy the expectations of analysts or investors, the trading price of Com21's common stock would likely decline.



WE MAY BE SUBJECT TO ADDITIONAL CREDIT RISK IN THE FORM OF TRADE ACCOUNTS RECEIVABLE.



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



COM21 IS DEPENDENT ON KEY PERSONNEL AND THE SUCCESSFUL TRANSITION OF PRODUCT MARKETING AND DEVELOPMENT ACTIVITIES TO OUR CORK IRELAND FACILITY.



     Our future operating results depend greatly upon the continued contribution of key technical and senior management personnel. Competition for these personnel, especially in the United States, is intense and Com21 may not be successful in attracting or retaining these personnel. Only a limited number of persons with the requisite skills to serve in these positions may exist and it may be increasingly difficult for us to hire these personnel. However, there is less competition for these skilled workers in other countries. In February 2001, we began the transfer of the research and development, product management and marketing functions for our ComUNITY Access product line to our facility in Cork, Ireland. We are making this transition to take advantage of the greater availability of qualified personnel in Cork to support this product line. However, the loss of any key Cork employees or our inability to successfully transfer technical, marketing or support knowledge to Cork personnel may affect our ability to provide timely development and support activities for Com21's ComUNITY Access product line. Loss of personnel or the inability to transfer knowledge could delay our product development programs and our research and development efforts.



WE MAY NOT BE ABLE TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE WE DEPEND ON THIRD-PARTY MANUFACTURERS, THEIR SUPPLIERS AND ORIGINAL EQUIPMENT MANUFACTURER SUPPLIERS AND HAVE LIMITED MANUFACTURING EXPERIENCE.



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



     - failure to meet delivery schedules;



     - not building product which meets with out quality standards;



     - less than satisfactory manufacturing yields and costs;



     - building product to meet our demand;



     - difficulty in planning mix of units to be produced; and



     - the potential misappropriation of our intellectual property if the manufacturer were to market our products as its own.



     Any manufacturing disruption could impair our ability to fulfill orders. We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. In the first half of 2000, we experienced supply problems for components material, including flash memory, which limited our ability to fulfill customer orders and had the effect of decreasing our revenues for that period. We may also experience manufacturing or supply problems in the future. We are dependent on our manufacturers to secure components at favorable prices, and in sufficient volume. If our contract manufacturers fail to perform in any of these areas, it could harm our relationships with customers. Failure to obtain these components and supply our customers with product could decrease our revenues.



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



     We may not be successful in managing the transition from our current products to our new and enhanced products. Product transitions contain a number of inherent risks including obsolescence of product inventory, unavailability of product as inventory of existing product is exhausted before availability of new product, market acceptance of new products, undetected defects in new products, and availability of components and parts in new products. If we are unable to successfully manage the risks of the release and transition of new and enhanced products, our revenues would be reduced.



COM21 MAY NOT BE SUCCESSFUL IN ATTRACTING AND RETAINING KEY PERSONNEL AND MANAGEMENT.



     Our future success depends, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must retain and attract high caliber personnel. Competitors and others have in the past and may in the future attempt to recruit Com21's employees. We do not have employment contracts with any of our key personnel. We have experienced higher turnover than in prior years and over the past five months have had to lay off a number of employees, which may impact employee morale. We do not maintain key person life insurance on our key personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could negatively affect our business by slowing research and development efforts and delaying product development programs.



THE DIVESTITURE AND CLOSING OF COM21'S MARYLAND AND ISRAELI OPERATING UNITS MAY CREATE UNFORESEEN RISKS.



     In April 2001, we announced the closing of the BitCom operation, also called the Maryland development center, and the sale of our majority interest in GADline, also known as the voice products division in Israel, in a management buyout. The process of closing down and selling off these operations is risky and may create unforeseen operating difficulties and expenditures.



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



     Different standards are emerging in different parts of the world. In North America, the DOCSIS standard has achieved substantial market acceptance. Cable Television Laboratories performs certification for the DOCSIS standard. The DOCSIS standard is an evolving standard and becomes more complex and more difficult to comply with as it evolves. As we continue to enhance and develop our DOCSIS products to meet the evolving DOCSIS standards, we may incur additional costs. Additionally, we cannot assure you that enhancements or new DOCSIS products will be CableLabs certified. Even if these products are certified, we cannot assure you that they will be accepted by the market. In Europe there is movement by some cable operators towards either a digital video broadcast, or DVB standard or a European DOCSIS standard. We have developed DVB cable modems, but we cannot assure you that these products will meet the evolving standards or receive certification. Additionally, we cannot assure you that if a European DOCSIS standard obtains widespread acceptance, Com21 will be able to produce a cable modem to meet these specifications. The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telephone companies could require us to redesign our products. The development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. If any of these new technologies or standards achieve widespread market acceptance, any failure by us to develop new products or enhancements, or to address these new technologies or standards, could harm our business.



THE ADOPTION OF STANDARDS COULD RESULT IN LOWER SALES OF COM21'S PROPRIETARY PRODUCTS.



     The widespread adoption of DOCSIS, DVB, European DOCSIS or other standards could cause aggressive competition in the cable modem market and result in lower sales of Com21's proprietary products which do not meet these standards. As cable operators move to standards based products, sales of our proprietary headend products, and revenues from licensing of our network management software could decrease if our products do not meet the appropriate standards. This could reduce our gross margin and operating results.



WE RELY ON INDIRECT DISTRIBUTION CHANNELS FOR OUR PRODUCTS AND NEED TO DEVELOP ADDITIONAL DISTRIBUTION CHANNELS.



     Today, cable operators and systems integrators purchase cable modems from vendors through direct and indirect sales channels. In North America, due to the DOCSIS standard achieving widespread market acceptance, we anticipate that the North American cable modem market may at some point shift to a consumer purchase model. If this occurs, we will likely sell more of our cable modems directly through consumer sales channels. Our success will depend on our ability to market effectively to end users, to establish brand awareness, to set up the required channels of distribution and to have a cable operator's reference sell our products. We have begun to establish new distribution channels for our cable modems. We may not have the capital required or the necessary personnel, or expertise to develop these distribution channels, which could harm our business, operating results and financial condition. As large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities and brand would provide them with a significant competitive advantage.



THE MARKET IN WHICH WE SELL OUR PRODUCTS IS CHARACTERIZED BY MANY COMPETING TECHNOLOGIES, AND THE TECHNOLOGY ON WHICH OUR PRODUCTS IS BASED MAY NOT COMPETE EFFECTIVELY AGAINST OTHER TECHNOLOGIES.



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



     - Wireless -- high speed wireless local loop connections that work similar to cell phones (Digital subscriber line/asymmetric digital subscriber line and cable modems can operate in a wireless environment); and



     - Fiber optics -- strands of very pure glass capable of carrying very large volumes of data and voice traffic.



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



OUR PRODUCTS MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES, WHICH MAY RESULT IN LAWSUITS AND PROHIBIT US FROM SELLING OUR PRODUCTS.



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



     Our business strategy relies to a significant extent on its strategic relationships with other companies. These relationships include:



     - software license arrangements for our network management system;



     - technology licensing agreements;



     - development arrangements and agreements with original equipment manufacturers for advanced products;



     - marketing arrangements with systems integrators, and others; and



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



COM21'S CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER.



     A relatively small number of customers have accounted for a large part of our revenues, and we expect that this trend will continue. In the first quarter of 2001, our top five customers accounted for 52% of total revenues. We expect that our largest customers in the future could be different from our largest customers today due to a variety of factors, including customers' distribution schedules and budget considerations. Additionally, some of our systems integrators could develop and manufacture products that compete with us and cease distributing our products. Because a limited number of companies account for a majority of our prospective customers, our future success will depend upon our ability to establish and maintain relationships with these companies. We may not be able to retain our current accounts or to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of households passed are controlled by a relatively small number of companies. The loss of one or more of our customers or our inability to successfully develop relationships with other significant cable operators could cause our business to suffer.



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



OUR BUSINESS OPERATIONS MAY BE IMPACTED BY THE CALIFORNIA ENERGY CRISIS.



     Our principal executive offices are located in the Silicon Valley in Northern California. California has been experiencing an energy crisis that has resulted in disruptions in power supply and increases in utility costs to consumers and businesses throughout the State. Should the energy crisis continue, Com21 together with many other Silicon Valley companies, may experience power interruptions and shortages and be subject to significantly higher costs of energy. Although we have not experienced any material disruption to our business to date, if the energy crisis continues and power interruptions or shortages occur in the future, they may cause a decline in our business.



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


ITEM 2. PROPERTIES


     Com21 leases approximately 96,000 square feet of administrative, research and development, and manufacturing facilities in Milpitas, California. We believe that future growth can be accommodated by obtaining the necessary additional space. Com21 also leases offices in Long Island, New York; Paris, France; Hong Kong, Beijing, China; Jerusalem, Israel; Cork, Ireland; and Delft, The Netherlands.


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


     The following table lists the high and low bid quotations of our common stock for the periods indicated as reported by The Nasdaq National Market or NASD electronic bulletin board. Prices shown in the table represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.


                           2000                               HIGH      LOW
                           ----                              ------    ------
First quarter..............................................  $80.00    $19.25
Second quarter.............................................  $48.00    $17.50
Third quarter..............................................  $36.13    $11.25
Fourth quarter.............................................  $14.00    $ 3.63

                           1999                               HIGH      LOW
                           ----                              ------    ------
First quarter..............................................  $29.94    $20.50
Second quarter.............................................  $35.50    $15.13
Third quarter..............................................  $20.25    $12.38
Fourth quarter.............................................  $29.00    $11.69

Com21 has never declared, or paid, any cash dividends on its common stock.


     On March 7, 2001, we entered into a definitive agreement to complete a $7.7 million private equity financing. In a subscription agreement, dated February 28, 2001, we sold 2,450,000 shares of unregistered common stock at a price of $3.12 per share and a warrant to acquire up to an additional 2,952,250 shares of Com21's common stock at $9.10 per share. The offer and sale of these shares were not registered under the Securities Act of 1933, as amended, under the exemption provided by Regulation D and these securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The warrant is immediately exercisable and remains exercisable for a period of seven years from the date of issuance.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA


     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this annual report on Form 10-K. The consolidated statement of operations data for each of the years in the three-year period ended December 31, 2000, and the consolidated balance sheet data at December 31, 1999 and 2000, are derived from consolidated financial statements which are included in this Form 10-K. The consolidated statement of operations data below for the fiscal years ended December 31, 1996 and 1997 and the consolidated balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from our consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future. (amounts in thousands, except per share data)


                                                      YEARS ENDED DECEMBER 31,

--------------------------------------------------------
                                        1996        1997        1998        1999
       2000
                                      --------    --------    --------
--------    --------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Total revenues......................  $  1,000    $ 15,649    $ 48,114    $
95,743    $193,983
Cost of total revenues..............        --       8,372      29,573
60,918     151,319
                                      --------    --------    --------
--------    --------
     Gross profit...................     1,000       7,277      18,541
34,825      42,664
                                      --------    --------    --------
--------    --------
Operating expenses:
  Research and development..........    12,395      13,481      19,936
29,821      48,556
  Sales and marketing...............     1,970       5,277      10,273
16,250      29,145
  General and administrative........     1,548       1,782       3,871
4,120      16,167
  In-process research and
     development....................        --          --          --
--       8,823
                                      --------    --------    --------
--------    --------
          Total operating
            expenses................    15,913      20,540      34,080
50,191     102,691
Loss from operations................   (14,913)    (13,263)    (15,539)
(15,366)    (60,027)
Total other income, net.............       447         229       2,190
5,104       3,993
                                      --------    --------    --------
--------    --------
Loss before income taxes............   (14,466)    (13,034)    (13,349)
(10,262)    (56,034)
Income taxes........................         5          21          14
55          22
                                      --------    --------    --------
--------    --------
          Net loss..................  $(14,471)   $(13,055)   $(13,363)
$(10,317)   $(56,056)
                                      ========    ========    ========
========    ========
Net loss per share, basic and
  diluted...........................  $  (7.64)   $  (6.15)   $  (1.10)   $
(0.49)   $  (2.42)
                                      ========    ========    ========
========    ========
Shares used in computation, basic
  and diluted.......................     1,894       2,124      12,150
20,932      23,123
                                      ========    ========    ========
========    ========

                                                                   DECEMBER 31,

-------------------------------------------------
                                                  1996      1997      1998
1999       2000
                                                 -------   -------   -------
--------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..................................  $12,427   $17,950   $65,744
$106,023   $ 45,914
Working capital................................    9,097    19,523    68,084
112,233     63,483
          Total assets.........................   17,036    31,573    82,948
141,166    214,365
Long-term obligations..........................    1,292     1,508       936
   345          9
          Total stockholders' equity...........  $12,056   $23,283   $73,366
$120,078   $142,638

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     You should read the following discussion in conjunction with Com21's consolidated financial statements and notes to consolidated financial statements. The results described below are not necessarily indicative of the results to be expected in any future period. Some of the statements in this discussion and analysis, including statements about our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in "Risk Factors" and elsewhere in this annual report on Form 10-K/A.


OVERVIEW

     We are a leading global supplier of system solutions for the broadband access market. Our products enable domestic and international cable operators to provide high-speed, cost-effective Internet access, reduce operating costs, and maximize revenue opportunities in a variety of subscriber markets -- including residential, corporate telecommuters, and small businesses. We develop, manufacture and sell headend equipment, subscriber cable modems, and network management software, all designed to support Asynchronous Transfer Mode (ATM), Data Over Cable System Interface Specification (DOCSIS), Euro-DOCSIS and Digital Video Broadcasting (DVB) industry standards. In the North American market, we primarily sell directly to cable operators and systems integrators. Internationally, we sell primarily to systems integrators, who in turn sell to cable operators.


     During the first half of 2000, cable modem manufacturers experienced shortages and long lead times for components such as flash memory and capacitors. Due to these shortages, the production of cable modems was constrained. Com21 placed substantial orders for component material to ensure we would meet our anticipated build plan, especially for our Doxport 1110 modem that we commenced shipping late in the third quarter of 2000. During the fourth quarter of 2000, the order rates and corresponding revenues dropped sharply resulting from lower demand from cable operators. This slow down in sales in the fourth quarter of 2000 caused our inventory levels to increase substantially. Additionally, cable operators began to lengthen their accounts payable payments cycles as they more tightly managed their working capital. Although we believe that distribution of cable modems will continue to increase as subscriber growth for high speed access is forecasted to increase in 2001, some cable operators have delayed ordering new equipment in early 2001 in order to utilize the existing levels of inventory. Due to this oversupply of inventory by manufacturers, price competition has become more intense which has resulted in lower average selling prices and gross margin pressures. On a forward looking basis we believe these factors are likely to depress revenues, and are likely to cause inventory levels to remain higher than historical levels due to lower shipment rates. We anticipate that accounts receivable balance will remain at a relatively high level compared to historical levels as cable operators manage working capital tightly. With the slow down in shipments our contract manufactures have begun charging us for the carrying cost of inventory.


RECENT DEVELOPMENTS


     In January 2001, we announced a number of programs to reduce our operating expenses. These included the termination of a project to develop a DVB headend, the focusing of our engineering efforts on fewer projects and the elimination of some marketing programs. This resulted in a reduction in personnel in these areas along with some administrative and support functions. We also transferred certain engineering and marketing efforts to lower cost development centers in Ireland and Maryland. Additionally, we announced that we had engaged a placement agent to help us spin out our wireless group into a separate minority owned subsidiary that would be separately funded. Furthermore, we were engaged in working with a European company on a joint venture development contract. Additionally, we announced that we have engaged Dain Rauscher Wessels to assist us to evaluate working capital alternatives.



     A restructuring charge of $67.4 million was taken in the second quarter of 2001 resulting from the spin-off of Com21's Voice Systems Division, the closure of the Wireless Division and Maryland Development Center, the consolidation of facilities at the Milpitas, California headquarters, and the costs related to the recent workforce reduction. Approximately $2.3 million of the restructuring charge was disbursed in cash. An additional $4.8 million related to vacated facilities is expected to be disbursed over the next 18 quarters.



     In the future, we may continue to reduce operating expenses to accommodate decreased revenues or gross margins, or discontinue some development programs and product lines. This could result in the reductions in work force, restructuring charges, write-offs of inventory or provisions for the impairment of long-lived assets. Any of these factors could affect our financial results of operations or stock price.



     On March 7, 2001, we entered into a definitive agreement to complete a $7.7 million private equity financing. In a subscription agreement, dated February 28, 2001, we sold 2,450,000 shares of unregistered common stock at a price of $3.12 per share and a warrant to acquire up to an additional 2,450,000 shares of Com21's common stock at $9.10 per share. The offer and sale of these shares were not registered under the Securities Act of 1933, as amended, under the exemption provided by Regulation D and these securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The warrant is immediately exercisable and remains exercisable for a period of seven years from the date of issuance.


ACQUISITIONS

  GADline


     On July 3, 2000, under a share purchase agreement (the "GADline Agreement") dated April 18, 2000 by Com21 and GADline, Ltd. (GADline), an Israeli company, GADline was merged with and into Com21. GADline develops, manufactures and markets fully managed networking solutions that deliver high-speed data and telephony services over a hybrid fiber coaxial infrastructure.



     Under the GADline Agreement, the shareholders of GADline received an aggregate of 2,281,750 shares of Com21 common stock and all outstanding GADline options converted into options to purchase 168,193 shares of Com21 common stock. On January 9, 2001, GADline met certain predefined development milestones defined in the GADline Agreement which resulted in the issuance of an additional 175,124 shares of Com21 common stock valued on the measurement date at $963,000. This amount will be added to goodwill in the first quarter of 2001 and be amortized over the remaining useful life of the intangible asset. An additional 174,876 shares of Com21 common stock may be issued to GADline shareholders upon completion of predefined development milestones. The fair value of the contingent shares will be measured upon achievement of the predefined development milestones and will also be accounted for as additional purchase price. We also assumed certain operating assets and liabilities of GADline. The acquisition was treated as a purchase for accounting purposes. The total purchase price as of July 3, 2000 was allocated to the assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):


Total purchase price:
  Common stock issued......................................  $67,342
  Stock options assumed....................................    3,205
  Acquisition expenses.....................................    3,060
                                                             -------
                                                             $73,607
                                                             =======
Purchase price allocation:
  Fair market value of net tangible assets acquired at July
     3, 2000...............................................  $ 3,672

                                                                   ECONOMIC LIFE
                                                                   -------------
Intangible assets acquired:
  Customer base........................................      239         3
  Workforce-in-place...................................    1,564         5
  Tradename............................................    1,111         5
  Core technology......................................    9,114         5
  Current technology...................................    6,038         5
  In-process research & development....................    8,823
  Goodwill.............................................   43,046         5
                                                         -------
                                                         $73,607
                                                         =======


     We recorded a one-time charge of $8.8 million in the consolidated statement of operations and comprehensive loss for 2000 for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The in-process development project is an integrated network solution for data and voice over Internet protocol. At the time of acquisition, estimated costs to complete the development were $9.0 million. Management expects that product being developed will become available for sale in fiscal 2001; however, we can not assure that these products will become available by that time. To date, we have incurred expenses on the project of $10.6 million. Failure to reach successful completion of this project could result in impairment of the associated capitalized intangible assets and could require Com21 to accelerate the time period over which the intangibles are being amortized, which could impair our business, financial condition or results of operations.


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



     Pursuant to the BitCom Agreement, we acquired all of the outstanding shares of BitCom for an aggregate purchase price of $4.0 million in cash. Additionally, we assumed 100,000 options to purchase BitCom stock. On January 3, 2001, certain product development milestones defined in the BitCom Agreement were met resulting in the issuance of an additional 50,000 shares of Com21 common stock valued on the measurement date at $263,000. This amount will be recorded as stock compensation in the first quarter of 2001. Com21 also assumed certain operating assets and liabilities of BitCom. The acquisition was treated as a purchase for accounting purposes. The total purchase price as of July 6, 2000 was allocated to the assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Total purchase price:
  Cash..................................................  $4,000
  Stock options assumed.................................   1,478
  Acquisition expenses..................................     200
                                                          ------
                                                          $5,678
                                                          ======
Purchase price allocation:
  Fair market value of net tangible assets acquired of
     BitCom at July 6, 2000.............................  $  256
                                                                   ECONOMIC LIFE
Intangible assets acquired:
  Workforce-in-place....................................     536         5
  Goodwill..............................................   5,100         5
  Deferred tax liabilities..............................    (214)
                                                          ------
                                                          $5,678
                                                          ======


     In connection with the BitCom acquisition, we granted 245,000 shares of restricted common stock to former BitCom employees who have executed Employment Agreements with Com21. The shares are released from restriction, in proportionate amounts, at each of the three anniversary dates of the acquisition. If an employee terminates prior to vesting, that employee's restricted shares are subject to forfeiture. As of December 31, 2000, all shares remained restricted. Com21 recorded a deferred compensation charge of $6,049,000, as a separate component of stockholders' equity, for the fair value of the common shares on the issuance date and will amortize the amount, net of forfeitures, over the three-year vesting period. For the year ended December 31, 2000, $1,008,000 of compensation expense related to these awards was recorded in the accompanying consolidated statement of operations and comprehensive loss.


RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000


     Total Revenues. Total revenues in 2000 increased by 103% to $194.0 million as compared to $95.7 million in 1999. Our revenue growth was principally due to growth in cable modem and headend revenues over the prior year. Unit sales of all our cable modem products increased 181% from 1999, as we experienced strong demand for our ATM and DOCSIS cable modems. Revenues for our headend products increased 38% as we experienced continued strong demand for these products especially in Europe. Cable modem sales accounted for 85% of total revenue in 2000 as compared to 78% of total revenues in 1999. Although we experienced growth in revenues, Com21 did experience a sharp decrease in sales during the fourth quarter of 2000 as compared to prior quarters due to an industry-wide downturn in broadband equipment purchases as cable operators balanced inventories. The average sales price of all cable modems declined during 2000. Our prices decreased due to planned price reductions to meet pricing pressures from competitors and due to the increased acceptance of our lower priced DOCSIS products. We anticipate that the average sales price of modems will continue to decline during 2001 due to competitive price pressures and the number of suppliers competing for market share.


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

     During 2001 we anticipate continued pressure on margins due to the following:

     * Increased sales of our DOCSIS cable modems. As these lower margin modems continue to become a higher percentage of our total revenues, we anticipate our total margin percentage will decline.

     * Competitive pricing offered by an increasing number of cable modem suppliers entering the market. As the industry continues to move toward standardization of technology we anticipate increased pricing pressure.

     Gross margins decreased to 36% in 1999 from 39% in 1998. The decrease in gross margin in 1999 was primarily attributable to an increase in sales of cable modems as a percentage of total product sales and a shift away from our higher margin software products.


     Research and Development. Research and development expenses increased 63% to $48.6 million in 2000 from $29.8 million in 1999. This increase in 2000 is primarily due to higher consulting expenses, increases in personnel related expenses in our Cork, Ireland development center, and a $2.5 million impairment charge related to a development project, and the addition of engineering headcount from our acquisitions of GADline and BitCom. Additionally, $1.3 million was incurred in 2000 due to the amortization of intangibles associated with these acquisitions. In 2001, we anticipate that research and development expenses will be less than the 2000 level by $14.0 million to $16.0 million. This decline will be due to a reduced number of personnel and the elimination of certain development programs as we refocus our development efforts on key technology initiatives.


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


     Sales and Marketing. Sales and marketing expenses increased 79% to $29.1 million in 2000 from $16.3 million in 1999. The increase in 2000 is primarily due to higher costs of increased personnel in the sales, marketing, and service organizations. We increased sales personnel internationally strengthening our sales presence in Asia and Latin America. We also increased our customer service personnel to support the growth of our installed base of equipment and help manage our growing number of customers. Marketing headcount and expenses increased due to the acquisition of GADline in Israel, additional marketing and advertising investments related to the introduction of new products, and general corporate branding projects. In 2001, we anticipate that marketing expenses will be less than the 2000 level by about $5.0 million to $7.0 million. This decline will be due to personnel reductions and a decrease in expenditures on marketing programs in connection with our effort to reduce operating expenses.



     Sales and marketing expenses increased 58% to $16.3 million in 1999 from $10.3 million in 1998. The increase in 1999 is primarily due to higher costs of increased personnel in sales and marketing organizations. We increased sales personnel internationally strengthening our sales presence in Europe, Asia and Latin America, and domestically. We also increased our customer service personnel to support the growth of our installed base of equipment and help manage our growing number of customers. We added personnel to our marketing department as we expanded our marketing programs both domestically and internationally.


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

In 2001, we anticipate that general and administrative expense will decline from the fourth quarter 2000 level by about $600,000 to $1.0 million. This decline will be due to personnel reductions and general decrease in expenses in connection with our effort to reduce operating expenses.



     General and administrative expenses increased 6% to $4.1 million in 1999 from $3.9 million in 1998. This increase is primarily attributable to increased personnel in our finance and administrative organization. This was offset by a decline in our legal fees for patent litigation, which was settled in January 1999.


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


     Income Taxes. Income tax expense for all years consisted solely of state franchise taxes. We have not recorded any other income tax expense or benefit as we have not had generated taxable income and as we have provided a full valuation allowance against our deferred tax assets based on our evaluation of the likelihood of realization of future tax benefits.


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


     On March 7, 2001, we entered into a definitive agreement to complete a $7.7 million private equity financing. Under a subscription agreement, dated February 28, 2001, we sold 2,450,000 shares of unregistered common stock at a price of $3.12 per share and a warrant to acquire up to an additional 2,952,250 shares of Com21's common stock at $9.10 per share. The warrant is immediately exercisable and remains exercisable for a period of seven years from the date of issuance.



     During 1999 we had a net loss of approximately $10.3 million, and during 2000 we had a net loss of approximately $56.1 million. We may also incur net losses during future periods. Due to a decline in our sales in the fourth quarter 2000, we introduced measures to reduce operating expenses that included reductions in our workforce in December, 2000 and February, 2001. Management continues to monitor market conditions to assess the need to take further action if necessary. Any subsequent actions may result in additional work force reductions, restructuring charges, write-offs of inventory, discontinuation of product lines, and provisions for impairment of long-lived assets which could harm our results of operations and stock price. We are currently evaluating several alternatives to improve liquidity and working capital as required. These alternatives include the sale of additional stock, additional lines of credit, and the divestiture of certain business assets. There can be no assurance, however, that any additional financing will be available to us on acceptable terms, or at all, when required.



     At December 31, 2000, we had working capital of approximately $63.5 million. While we have not changed our credit, collections and delinquencies policy, the market decline during the second half to 2000 caused us to have difficulties in receiving payment with our normal terms of net 30 days. We expect inventory levels to remain higher over the next three quarters as we convert raw material to finished goods and then ship it to customers. We expect that our investments in accounts receivable and inventories will continue to represent a significant portion of working capital.



     At December 31, 2000, we had $10,000,000 of principal outstanding under the line of credit agreement which expires on November 30, 2001. Borrowings under the line are secured by substantially all the assets of Com21 and bear annual interest at the prime rate (9.25% at December 31, 2000) plus 0.25%, which is payable monthly. The line expires on November 30, 2001 at which time all outstanding borrowings and unpaid interest are due. The agreement requires us to comply with certain financial covenants which include maintaining a minimum tangible effective net worth of $85,000,000; a maximum debt-to-worth ratio of 0.75:1.00; minimum net profit of $1 measured quarterly with the exception of first quarter 2001 of a maximum net loss of $7,500,000; and minimum net liquidity of $30,000,000. At December 31, 2000 Com21 did not meet the minimum tangible effective net worth, the maximum debt-to-worth ratio, the maximum quarterly net loss and minimum liquidity covenants. A waiver for these violations was obtained on February 28, 2001. On March 26, 2001, we entered into an agreement that amends the financial covenants of the $20,000,000 revolving line of credit. The amended financial covenants are as follows: maintaining a minimum tangible effective net worth of $70,000,000; a maximum debt-to-worth ratio of 1.00:1.00; a minimum quick ratio of 1.00:1.00; minimum net loss of $11,000,000 excluding noncash charges and one time costs and expenses; and minimum unrestricted cash of $5,000,000.



     To the extent that our financial resources are insufficient to fund our activities and repay our debts, additional funds will be required. These alternatives may include the sale of additional stock, additional lines of credit, and the divestiture of certain business assets. We cannot assure you that any additional financing will be available to us on acceptable terms, or at all, when required. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders will result given the current price of our stock. If additional funds are not available, we may be required to delay, scale back, or eliminate one or more of our research and development or manufacturing programs. Accordingly, the inability to obtain this financing could impair our business, financial condition, and results of operations.



     Given the size and working capital needs of our business and our recent history of losses, and the steps we are taking to reduce these losses and manage our working capital, we judge our current liquidity situation to be adequate for the next twelve months. At present, we have no material commitment for capital equipment purchases. However, our contract manufacturers have obtained or have on order substantial amounts of inventory to meet our revenue forecasts. If future shipments do not use the committed inventory, the contract manufacturers have the right to charge us for the fixed amount of excess inventories and any variable amount for inventory costs. These inventory commitments have a term of less than one year since the revenues forecasts provided to the contract manufacturers are for less than one year. At December 31, 2000, inventory commitment totaled approximately $87.0 million under the obligations. We believe that within the next 12 months, shipments of our modern products will create sufficient orders to relieve our commitment to our contract manufacturers. We believe that our cash, cash equivalents, short-term investments and available borrowings under our credit facilities at December 31, 2000 coupled with the March 2001 equity financing and the cost reduction programs described under "Management's Discussion and Analysis of Financial Condition and Result of Operations -- Recent Developments" will be sufficient to meet our working capital requirements through December 31, 2001.

NEW ACCOUNTING STANDARD


     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Com21 will adopt SFAS No. 133 effective January 1, 2001. Management has concluded its analysis of the effects of adopting SFAS No. 133 and the adoption will not have an impact on the financial position, results of operations, or cash flows of Com21.



     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB No. 101 in 2000 had no impact on Com21's financial position, results of operations or cash flows.


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


     Com21 is also subject to interest rate risk as of December 31, 2000, related to variable rate debt obligations totaling $11,030,000. The variable rates debt obligations are linked to the prime rate and the LIBOR rate and any increases in these market interest rates will increase the repayment obligation. If market rate were to increase immediately and uniformly by 10 percent from levels at December 31, 2000, the fair value of the repayment obligation would increase by $103,000.



     Com21 has fixed rate debt obligations of $883,000 and $291,000 at December 31, 1999 and 2000, respectively, that have no interest rate risk. The fixed rates on these obligations was 13% in 1999 and ranged from 7% to 12% in 2000, and mature on various dates through 2002.



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



     Foreign Currency Risk. To date, our international sales have been dominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to sales transactions. However, the functional currency of our subsidiaries in the Ireland and Israel is the U.S. dollar and as the local accounts are maintained in Irish pounds and Israeli new shekels, we are subject to foreign currency exchange rate fluctuations for remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial positions or results of operation.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Independent Auditors' Report................................   29
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................   30
Consolidated Statements of Operations and Comprehensive Loss
  for the Years Ended December 31, 1998, 1999 and 2000......   31
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1999 and 2000..............   32
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................   33
Notes to Consolidated Financial Statements..................   34

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

DELOITTE & TOUCHE LLP

San Jose, California
March 26, 2001

                                  COM21, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,

---------------------
                                                                1999        2000
                                                              --------
---------
Current Assets:
  Cash and cash equivalents.................................  $ 16,499    $
25,237
  Restricted cash...........................................        --
11,250
  Short-term investments....................................    89,524
9,427
  Accounts receivable:
     Trade (net of allowances of $1,161 and $1,100 in 1999
      and 2000, respectively)...............................    14,423
39,997
     Related parties........................................     4,784
612
     Other..................................................       888
10,159
  Inventories...............................................     4,518
33,960
  Prepaid expenses and other................................     2,036
4,188
                                                              --------
---------
          Total current assets..............................   132,672
134,830
Long-term investments.......................................        --
2,000
Property and equipment -- net...............................     8,198
16,690
Intangibles assets -- net...................................        --
60,057
Other assets................................................       296
788
                                                              --------
---------
          Total assets......................................  $141,166    $
214,365
                                                              ========
=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 12,870    $
48,543
  Accrued compensation and related benefits.................     3,732
4,447
  Other current liabilities.................................     3,299
7,045
  Current capital lease and debt obligations................       538
11,312
                                                              --------
---------
          Total current liabilities.........................    20,439
71,347
Deferred rent...............................................       304
371
Capital lease and debt obligations..........................       345
 9
                                                              --------
---------
          Total liabilities.................................    21,088
71,727
                                                              ========
=========
Commitments and contingencies (Note 7)
Stockholders' Equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized and undesignated; none issued and
     outstanding............................................        --
--
  Common stock, $0.001 par value; 40,000,000 shares
     authorized; shares issued and outstanding: 1999,
     21,619,172; 2000, 24,679,217...........................        22
25
  Additional paid-in capital................................   179,138
263,803
  Deferred stock compensation...............................      (230)
(5,839)
  Accumulated deficit.......................................   (59,016)
(115,072)
  Accumulated other comprehensive income (loss).............       164
(279)
                                                              --------
---------
          Total stockholders' equity........................   120,078
142,638
                                                              --------
---------
          Total liabilities and stockholders' equity........  $141,166    $
214,365
                                                              ========
=========

                See Notes to Consolidated Financial Statements.

                                  COM21, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED
DECEMBER 31,

--------------------------------
                                                               1998        1999
      2000
                                                             --------
--------    --------
Revenues:
  Products ($6,637, $19,402 and $2,122, in 1998, 1999 and
     2000, respectively from related parties)..............  $ 47,121    $
95,743    $193,983
  License fees -- related party (Note 12)..................       993
--          --
                                                             --------
--------    --------
          Total revenues...................................    48,114
95,743     193,983
Cost of product revenues ($4,113, $11,767 and $1,588 in
  1998, 1999 and 2000, respectively, for related
  parties).................................................    29,573
60,918     151,319
                                                             --------
--------    --------
Gross profit...............................................    18,541
34,825      42,664
                                                             --------
--------    --------
Operating expenses:
  Research and development.................................    19,936
29,821      48,556
  Sales and marketing......................................    10,273
16,250      29,145
  General and administrative...............................     3,871
4,120      16,167
  In-process research and development......................        --
--       8,823
                                                             --------
--------    --------
          Total operating expenses.........................    34,080
50,191     102,691
                                                             --------
--------    --------
Loss from operations.......................................   (15,539)
(15,366)    (60,027)
                                                             --------
--------    --------
Other income (expense):
  Interest income..........................................     2,535
5,261       4,825
  Interest expense.........................................      (318)
(164)        (74)
  Other income (expense) -- net............................       (27)
7        (758)
                                                             --------
--------    --------
          Total other income, net..........................     2,190
5,104       3,993
                                                             --------
--------    --------
Loss before income taxes...................................   (13,349)
(10,262)    (56,034)
Incomes taxes..............................................        14
55          22
                                                             --------
--------    --------
Net loss...................................................   (13,363)
(10,317)    (56,056)
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on available-for-sale
     investments...........................................        (3)
167        (443)
                                                             --------
--------    --------
Comprehensive loss.........................................  $(13,366)
$(10,150)   $(56,499)
                                                             ========
========    ========
Net loss per share, basic and diluted......................  $  (1.10)   $
(0.49)   $  (2.42)
                                                             ========
========    ========
Shares used in computation, basic and diluted..............    12,150
20,932      23,123
                                                             ========
========    ========

                See Notes to Consolidated Financial Statements.

                                  COM21, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                   DEFERRED
                                             PREFERRED STOCK        COMMON STOCK
      ADDITIONAL    STOCK
                                           -------------------
-------------------    PAID-IN     COMPEN-    ACCUMULATED
                                             SHARES     AMOUNT     SHARES
AMOUNT    CAPITAL      SATION      DEFICIT
                                           ----------   ------   ----------
------   ----------   --------   -----------
Balances, January 1, 1998................   9,957,604    $ 10     2,772,139    $
3      $ 58,722    $  (116)    $ (35,336)
Exercise of stock options................          --      --       222,187
--           236         --            --
Issuance of common stock (net of issuance
  costs of $6,209).......................          --      --     5,750,000
6        62,785         --            --
Sale of stock under employee stock
  purchase plan..........................          --      --        40,403
--           412         --            --
Conversion of preferred stock............  (9,957,604)    (10)    9,957,604
10            --         --            --
Repurchase of shares.....................          --      --       (56,773)
--           (24)        --            --
Amortization of deferred stock
  compensation...........................          --      --            --
--            --         34            --
Unrealized loss on available-for-sale
  investments............................          --      --            --
--            --         --            --
Net loss.................................          --      --            --
--            --         --       (13,363)
                                           ----------    ----    ----------
---      --------    -------     ---------
Balances, December 31, 1998..............          --      --    18,685,560
19       122,131        (82)      (48,699)
Exercise of stock options................          --      --       356,793
--         1,365         --            --
Exercise of common stock warrants........          --      --        32,844
--            54         --            --
Issuance of common stock (net of issuance
  costs of $3,950).......................          --      --     2,480,000
3        54,327         --            --
Sale of stock under employee stock
  purchase plan..........................          --      --        97,908
--         1,025         --            --
Repurchase of shares.....................          --      --       (33,933)
--           (31)        --            --
Deferred stock compensation..............          --      --            --
--           193       (193)           --
Issuance of nonemployee stock options for
  services...............................          --      --            --
--            74         --            --
Amortization of deferred stock
  compensation...........................          --      --            --
--            --         45            --
Unrealized gain on available-for-sale
  investments............................          --      --            --
--            --         --            --
Net loss.................................          --      --            --
--            --         --       (10,317)
                                           ----------    ----    ----------
---      --------    -------     ---------
Balances, December 31, 1999..............          --      --    21,619,172
22       179,138       (230)      (59,016)
Exercise of stock options................          --      --       637,472
1         3,489         --            --
Sale of stock under employee stock
  purchase plan..........................          --      --        92,556
--           946         --            --
Repurchase of shares.....................          --      --      (196,733)
--          (272)        --            --
Value of stock options issued in
  acquisitions...........................          --      --            --
--         4,683         --            --
Issuance of common stock in
  acquisitions...........................          --      --     2,281,750
2        67,340         --            --
Issuance of restricted stock.............          --      --       245,000
--         6,049     (6,049)           --
Deferred stock compensation..............          --      --            --
--         1,372     (1,372)           --
Issuance of stock options and warrants to
  nonemployees for services..............          --      --            --
--         1,058         --            --
Amortization of deferred stock
  compensation...........................          --      --            --
--            --      1,812            --
Unrealized loss on available-for-sale
  investments............................          --      --            --
--            --         --            --
Net loss.................................          --      --            --
--            --         --       (56,056)
                                           ----------    ----    ----------
---      --------    -------     ---------
Balances, December 31, 2000..............          --    $ --    24,679,217
$25      $263,803    $(5,839)    $(115,072)
                                           ==========    ====    ==========
===      ========    =======     =========

                                            ACCUMULATED
                                               OTHER
                                           COMPREHENSIVE       TOTAL
                                              INCOME       STOCKHOLDERS'
                                              (LOSS)          EQUITY
                                           -------------   -------------
Balances, January 1, 1998................      $  --         $ 23,283
Exercise of stock options................         --              236
Issuance of common stock (net of issuance
  costs of $6,209).......................         --           62,791
Sale of stock under employee stock
  purchase plan..........................         --              412
Conversion of preferred stock............         --               --
Repurchase of shares.....................         --              (24)
Amortization of deferred stock
  compensation...........................         --               34
Unrealized loss on available-for-sale
  investments............................         (3)              (3)
Net loss.................................         --          (13,363)
                                               -----         --------
Balances, December 31, 1998..............         (3)          73,366
Exercise of stock options................         --            1,365
Exercise of common stock warrants........         --               54
Issuance of common stock (net of issuance
  costs of $3,950).......................         --           54,330
Sale of stock under employee stock
  purchase plan..........................         --            1,025
Repurchase of shares.....................         --              (31)
Deferred stock compensation..............         --               --
Issuance of nonemployee stock options for
  services...............................         --               74
Amortization of deferred stock
  compensation...........................         --               45
Unrealized gain on available-for-sale
  investments............................        167              167
Net loss.................................         --          (10,317)
                                               -----         --------
Balances, December 31, 1999..............        164          120,078
Exercise of stock options................         --            3,490
Sale of stock under employee stock
  purchase plan..........................         --              946
Repurchase of shares.....................         --             (272)
Value of stock options issued in
  acquisitions...........................         --            4,683
Issuance of common stock in
  acquisitions...........................         --           67,342
Issuance of restricted stock.............         --               --
Deferred stock compensation..............         --               --
Issuance of stock options and warrants to
  nonemployees for services..............         --            1,058
Amortization of deferred stock
  compensation...........................         --            1,812
Unrealized loss on available-for-sale
  investments............................       (443)            (443)
Net loss.................................         --          (56,056)
                                               -----         --------
Balances, December 31, 2000..............      $(279)        $142,638
                                               =====         ========

              See Notes to the Consolidated Financial Statements.

                                  COM21, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED
DECEMBER 31,

---------------------------------
                                                                1998        1999
        2000
                                                              --------
---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(13,363)   $
(10,317)   $(56,056)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Nonemployee stock options and warrants issued for
      services..............................................        --
74       1,058
    Amortization of deferred stock compensation.............        34
45       1,812
    Depreciation and amortization...........................     3,483
3,784      11,904
    In-process research and development.....................        --
--       8,823
    Deferred rent...........................................        38
20          67
    Gain on sales and maturities of investments.............      (755)
(1,408)       (536)
    Write-off of impaired asset.............................        --
--       2,518
    Changes in operating assets and liabilities, net of
      effect of companies acquired:
      Accounts receivable -- trade..........................       794
(11,233)    (24,902)
      Accounts receivable -- related parties................      (592)
(3,140)      4,172
      Accounts receivable -- other..........................        --
(888)     (9,271)
      Inventories...........................................    (2,639)
764     (24,599)
      Prepaid expenses and other............................        59
(1,450)     (1,519)
      Other assets..........................................       (52)
(41)     (2,165)
      Accounts payable......................................     1,201
8,837      33,812
      Accrued compensation and related benefits.............       730
1,993         715
      Other current liabilities.............................       (15)
1,720      (1,129)
                                                              --------
---------    --------
        Net cash used in operating activities...............   (11,077)
(11,240)    (55,296)
                                                              --------
---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (3,744)
(5,735)    (11,911)
  Purchases of investments..................................  (101,886)
(160,996)    (55,794)
  Proceeds from sales and maturities of investments.........    44,029
131,765     133,875
  Purchase of companies, net of cash acquired...............        --
--        (783)
                                                              --------
---------    --------
        Net cash provided by (used in) investing
          activities........................................   (61,601)
(34,966)     65,387
                                                              --------
---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    63,439
56,774       4,436
  Repurchases of common stock...............................       (24)
(31)       (272)
  Proceeds from issuance of debt obligations................        --
--      10,000
  Repayments under capital lease obligations................    (1,033)
(937)       (592)
  Repayments on debt obligations............................      (519)
(236)     (3,675)
  Restricted cash...........................................        --
--     (11,250)
                                                              --------
---------    --------
        Net cash provided by (used in) financing
          activities........................................    61,863
55,570      (1,353)
                                                              --------
---------    --------
Net change in cash and cash equivalents.....................   (10,815)
9,364       8,738
Cash and cash equivalents, beginning of year................    17,950
7,135      16,499
                                                              --------
---------    --------
Cash and cash equivalents, end of year......................  $  7,135    $
16,499    $ 25,237
                                                              ========
=========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases......  $    675    $
--    $     --
                                                              ========
=========    ========
  Deferred stock compensation...............................  $     --    $
193    $  7,421
                                                              ========
=========    ========
  Conversion of preferred stock into common stock...........  $     10    $
--    $     --
                                                              ========
=========    ========
  Unrealized gain (loss) on available-for-sale
    investments.............................................  $     (3)   $
276    $   (552)
                                                              ========
=========    ========
  Issuance of debt obligation for other current assets......  $    215    $
--    $     --
                                                              ========
=========    ========
  Common stock issued to acquire companies..................  $     --    $
--    $ 67,342
                                                              ========
=========    ========
  Value of stock options issued in acquisitions.............  $     --    $
--    $  4,683
                                                              ========
=========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes................................  $     14    $
55    $     22
                                                              ========
=========    ========
  Cash paid for interest....................................  $    335    $
155    $    190
                                                              ========
=========    ========

                See Notes to Consolidated Financial Statements.

                                  COM21, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business -- Com21, Inc. (the Company or Com21) was incorporated in Delaware in June 1992. The Company is a global supplier of broadband access solutions. The Company develops and sells headend equipment, subscriber cable modems and network management software to support the Asynchronous Transfer Mode (ATM), Data Over Cable System Interface Specification (DOCSIS) and Digital Video Broadcasting (DVB) standards. Such products enable domestic and international cable operators the ability to provide high-speed, cost-effective Internet access to a variety of subscriber markets including corporate telecommuters, small businesses and private homes.

     Basis of Presentation -- The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Financial Statement Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications -- Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows for any of the periods presented.

     Cash Equivalents -- The Company considers all highly liquid debt instruments with maturities at the date of purchase of three months or less to be cash equivalents.

     Restricted Cash -- As of December 31, 2000, $11,250,000 in cash held in a certificate of deposit is restricted for use as security on purchases from a third-party outsource manufacturer and a sole source component vendor.

     Investments -- Investments are stated at fair value based on quoted market prices obtained from an independent broker. Investments are classified as available-for-sale based on the Company's intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses, net of deferred taxes, are recorded as a component of stockholders' equity as accumulated other comprehensive income (loss). Gains and losses on sales of investments are determined on a specific identification basis.

     Other Accounts Receivable -- Other accounts receivable consists of receivables due from third-party outsource manufacturers for the sale of component inventories used by the manufacturers in the production of the Company's product.

     Inventories -- Inventories consist of networking equipment, modems and sub-assemblies stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment -- Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to sixteen years. Amortization of leasehold improvements and assets recorded under capital lease agreements are computed using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.


     Intangible Assets -- Intangibles assets, including goodwill, are amortized on a straight-line basis over useful lives of three to five years. The Company evaluates goodwill for impairment using a discounted cash flows method whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In situations where goodwill is considered to be associated with the entire enterprise,

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


impairment is assessed based on discounted enterprise cash flows, without interest charges, consistent with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."


     Long-Lived Assets -- The Company evaluates long-lived assets for impairment using a discounted cash flows method whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

     Income Taxes -- The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

     Certain Significant Risks and Uncertainties -- The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company"s future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; the Company's ability to obtain additional capital to support operations; the Company's ability to integrate acquired businesses; and the Company's ability to attract and retain employees necessary to support its growth.


     Since inception, the Company has incurred net losses and has an accumulated deficit of $115,072,000 at December 31, 2000. If profitability is not achieved in the near term, it could have a material adverse effect on the Company's financial position, results of operations or cash flows. Subsequent to December 31, 2000, the Company continued efforts to reduce operating expenses including reductions in its workforce; termination of a project to develop a DVB headend; refocusing of its engineering efforts on fewer projects; and the elimination of certain marketing programs. In addition, the Company had engaged Dain Rauscher Wessels to assist in the evaluation of working capital alternatives and raised $7,650,000 in an equity placement. If efforts to achieve profitable operations are not successful, additional funding will be required. If additional funds are not available, the Company may be required to continue to delay, scale back or eliminate one or more of its research and development, marketing or manufacturing programs.


     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

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


     Revenue Recognition -- The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For product revenue, this generally occurs at the time of shipment to both resellers and end-users. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time the product revenue is recognized.



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


     Software Development Costs -- Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time certain development costs required to attain general production release would be capitalized. To date, the Company's software development has essentially been completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

     Stock-Based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

     Foreign Currency -- The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate as of the balance sheet date, nonmonetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses, which are included in other income (expense) -- net in the accompanying consolidated statements of operations and comprehensive loss, were not significant in 1998 and 1999 and was a loss of $628,000 in 2000.

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

     Comprehensive Loss -- In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company reports by major components and as a single total, the change in net assets during the period from nonowner sources in a consolidated statement of comprehensive loss which has been included with the consolidated statements of operations. Accumulated other comprehensive income
(loss) in the accompanying consolidated balance sheets consists entirely of unrealized gains and losses on available-for-sale investments for all periods presented.

     Net Loss Per Share -- Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, restricted stock, warrants to purchase convertible preferred stock and common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive.

     New Accounting Standards -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management has concluded its analysis of the effects of adopting SFAS No. 133 and the adoption will not have an impact on the financial position, results of operations or cash flows of the Company.

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

 2. INVESTMENTS

     The amortized cost and the fair value of available-for-sale securities are presented in the tables below:

                                                               DECEMBER 31, 1999

----------------------------------
                                                                    UNREALIZED
                                                                     HOLDING
                                                       AMORTIZED      GAINS
  FAIR
                                                         COST        (LOSSES)
  VALUE
                                                       ---------    ----------
 -------
                                                                 (IN THOUSANDS)
Corporate obligations................................   $30,466        $(51)
 $30,415
U.S. Government obligations..........................    52,955         (37)
  52,918
Municipal obligations................................     5,024          (5)
   5,019
Corporate equity securities..........................       803         369
   1,172
                                                        -------        ----
 -------
          Total short-term investments...............   $89,248        $276
 $89,524
                                                        =======        ====
 =======

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                               DECEMBER 31, 2000

----------------------------------
                                                                    UNREALIZED
                                                                     HOLDING
                                                       AMORTIZED      GAINS
  FAIR
                                                         COST        (LOSSES)
  VALUE
                                                       ---------    ----------
 -------
                                                                 (IN THOUSANDS)
U.S. Government obligations..........................   $ 6,000       $  --
 $ 6,000
Corporate equity securities..........................     5,706        (279)
   5,427
                                                        -------       -----
 -------
          Total......................................   $11,706       $(279)
 $11,427
                                                        =======       =====
 =======
Reported as:
  Short-term investments.............................
 $ 9,427
  Long-term investments..............................
   2,000

 -------
          Total......................................
 $11,427

 =======

     The contractual maturities of the Company's investments in debt securities at December 31, 2000 were all within one year.

 3. INVENTORIES

     Inventories consist of:

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999      2000
                                                            ------    -------
                                                             (IN THOUSANDS)
Raw materials and sub-assemblies..........................  $  917    $10,363
Work-in-process...........................................     326      5,477
Finished goods............................................   3,275     18,120
                                                            ------    -------
          Total...........................................  $4,518    $33,960
                                                            ======    =======

 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
Equipment under capital lease..........................  $  3,711    $  3,650
Computer equipment and software........................     6,855      13,808
Production equipment...................................     6,515      11,713
Leasehold improvements.................................       671       2,219
Furniture and fixtures.................................       815       1,584
                                                         --------    --------
                                                           18,567      32,974
Accumulated depreciation and amortization..............   (10,369)    (16,284)
                                                         --------    --------
          Total........................................  $  8,198    $ 16,690
                                                         ========    ========

     Accumulated amortization on capital leases as of December 31, 1999 and 2000 was $3,031,000 and $3,495,000, respectively.

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

 5. INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31, 2000 (in thousands):

Core and current technology................................  $15,152
Goodwill...................................................   48,146
Other intangibles..........................................    3,450
                                                             -------
                                                              66,748
Accumulated amortization...................................   (6,691)
                                                             -------
          Total............................................  $60,057
                                                             =======

 6. DEBT OBLIGATIONS

  Lines of Credit


     In December 2000, the Company entered into a revolving line of credit agreement, for working capital purposes, which allows the Company to borrow up to the lesser of $20,000,000 or 65% of the Company's eligible domestic and foreign accounts receivable. At December 31, 2000, the Company had $10,000,000 outstanding under the agreement. Borrowings under the line are secured by substantially all the assets of the Company and bears annual interest at the prime rate (9.25% at December 31, 2000) plus 0.25%, which is payable monthly. The line expires on November 30, 2001 at which time all outstanding borrowings and unpaid interest are due. The agreement requires the Company to comply with certain financial covenants which include maintaining a minimum tangible effective net worth of $85,000,000; a maximum debt-to-worth ratio of 0.75:1.00; minimum net profit of $1 measured quarterly with the exception of first quarter 2001 of a maximum net loss of $15,000,000; and minimum net liquidity of $30,000,000. At December 31, 2000, the Company did not meet the minimum tangible effective net worth, the maximum debt-to-worth ratio, the maximum quarterly loss and minimum net liquidity covenants. A waiver for these violations was received on February 28, 2001.


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

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

     Future minimum lease payments under capital and operating leases and the present value of minimum lease payments under capital leases as of December 31, 2000 are as follows:

                                                            CAPITAL    OPERATING
                 YEAR ENDING DECEMBER 31,                   LEASES      LEASES
                 ------------------------                   -------    ---------
                                                               (IN THOUSANDS)
2001......................................................   $295       $ 4,595
2002......................................................      9         4,862
2003......................................................     --         4,681
2004......................................................     --         4,488
2005......................................................     --         2,256
Thereafter................................................     --           924
                                                             ----       -------
Future minimum lease payments.............................    304       $21,806
                                                                        =======
Amounts representing interest (9%)........................    (13)
                                                             ----
Present value of future minimum lease payments............   $291
                                                             ====

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


     The Company's contract manufacturers have obtained or have on order substantial amounts of inventory to meet Com21's revenue forecasts. If future shipments do not consume the committed inventory, the contract manufacturers have the right to charge for the fixed amount of excess inventories as well as a variable amount for inventory carrying costs. These inventory commitments have a term of less than one year as the revenue forecasts provided to the contract manufacturers are for less than one year. At December 31, 2000, the commitment totaled approximately $87.0 million.



     The Company is subject to various legal proceedings and claims which arise in the normal course of business. The Company does not believe that any current litigation or claims have any merit and intends to defend them vigorously; thus, Com21 does not believe that an unfavorable resolution will have a negative impact on the Company's business, operating results or financial condition.


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

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

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


     During 2000, as consideration for services provided under two product development agreements, the Company issued warrants to purchase a total of 75,000 shares of common stock at a weighted average exercise price of $20.40 per share. The warrants are immediately exercisable until expiration (25,000 warrants in May 2001 and 50,000 warrants in January 2002). The value of these warrants in the amount of $832,000 was recognized as research and development expense for the year ended December 31, 2000. The Company determined the value of the awards using the Black-Scholes option pricing model over the contractual term of the options with the following weighted average assumptions: stock volatility, 75%; risk free interest rate, 6.5%; and no dividends during the expected term. All such warrants were outstanding at December 31, 2000.


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

  Net Loss Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

                                                              YEARS ENDED
DECEMBER 31

-----------------------------------------
                                                        1998           1999
     2000
                                                     -----------    -----------
  -----------
                                                     (IN THOUSANDS, EXCEPT PER
SHARE AMOUNTS)
Net Loss (Numerator):
  Net loss, basic and diluted......................   $(13,363)      $(10,317)
   $(56,056)
                                                      --------       --------
   --------
Shares (Denominator):
  Weighted average common shares outstanding.......     12,377         21,001
     23,256
  Weighted average common shares outstanding
     subject to repurchase or forfeiture...........       (227)           (69)
       (133)
                                                      --------       --------
   --------
  Shares used in computation, basic and diluted....     12,150         20,932
     23,123
                                                      --------       --------
   --------
Net loss per share, basic and diluted..............   $  (1.10)      $  (0.49)
   $  (2.42)
                                                      ========       ========
   ========

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

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

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

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

     Stock option activity under the Plans was as follows:

                                                                   OUTSTANDING
OPTIONS
                                                SHARES
------------------------------
                                             AVAILABLE FOR    NUMBER OF
WEIGHTED AVERAGE
                                                 GRANT          SHARES
EXERCISE PRICE
                                             -------------    ----------
----------------
Balances January 1, 1998 (286,130 shares
  vested at a weighted average price of
  $0.57 per share).........................       19,409       1,328,911
$ 1.80
  Reserved.................................    1,266,732              --
    --
  Granted (weighted average fair value of
     $5.45 per share)......................   (1,368,615)      1,368,615
 11.59
  Canceled.................................      105,998        (105,998)
  4.05
  Exercised................................           --        (222,187)
  1.06
                                              ----------      ----------
Balances, December 31, 1998 (464,507 shares
  vested at a weighted average price of
  $1.42 per share).........................       23,524       2,369,341
  7.42
  Reserved.................................    1,934,278              --
    --
  Granted (weighted average fair value of
     $11.24 per share).....................   (2,544,450)      2,544,450
 18.36
  Canceled.................................      653,869        (653,869)
 13.59
  Repurchased..............................       33,933              --
    --
  Exercised................................           --        (356,793)
  3.83
                                              ----------      ----------
Balances, December 31, 1999 (1,124,453
  shares vested at a weighted average price
  of $5.03 per share)......................      101,154       3,903,129
 13.85
  Reserved.................................    2,580,959              --
    --
  Granted (weighted average fair value of
     $12.54 per share).....................   (4,556,623)      4,556,623
 19.75
  Canceled.................................    2,119,892      (2,119,892)
 19.10
  Repurchased..............................      196,733              --
    --
  Exercised................................           --        (637,472)
  5.47
                                              ----------      ----------
Balances, December 31, 2000................      442,115       5,702,388
 17.55
                                              ----------      ----------

     Additional information regarding options outstanding at December 31, 2000 is as follows:

                                    OPTIONS OUTSTANDING
                           -------------------------------------      VESTED
OPTIONS
                                           WEIGHTED
--------------------
                                           AVERAGE      WEIGHTED
WEIGHTED
                                          REMAINING     AVERAGE
AVERAGE
                             NUMBER      CONTRACTUAL    EXERCISE    NUMBER
EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)    PRICE      VESTED
PRICE
------------------------   -----------   ------------   --------    ------
--------
    $ 0.40 - $ 0.88           365,443        5.3         $ 0.48      361,969
$ 0.48
    $ 3.30 - $ 6.75           119,340        8.9           5.53       37,117
 5.48
    $ 6.90 - $13.75         1,374,512        9.0          10.58      340,472
10.30
    $13.88 - $27.94         3,262,693        9.2          19.09      366,771
19.83
    $28.00 - $56.63           511,900        9.1          34.43       40,940
32.82
    $66.50 - $73.50            68,500        9.2          69.76           --
   --
                            ---------                              ---------
    $ 0.40 - $73.50         5,702,388        8.9         $17.55    1,147,269
$10.90
                            ---------                              ---------

     Under the 1998 Purchase Plan, eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods. Shares issued under the Plan

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

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


     In December 2000, the Company accelerated all remaining unvested awards to nonemployees, thereby creating a measurement date. On the measurement date, the Company recorded the fair value associated with the remaining deferred stock compensation as compensation expense in the accompanying consolidated statement of operations and comprehensive loss for 2000. The aggregate compensation expense related to these awards in 2000 was $645,000. The Company determined the value of the awards using the Black-Scholes option pricing model over the contractual term of the options with the following weighted average assumptions: stock volatility, 75%; risk free interest rate, 65%; and no dividends during the expected term.


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

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

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


     Pursuant to the GADline Agreement, the shareholders of GADline received an aggregate of 2,281,750 shares of Com21 common stock and all outstanding GADline options converted into options to purchase 168,193 shares of Com21 common stock. On January 9, 2001, certain predefined development milestones defined in the GADline Agreement were met resulting in the issuance of an additional 175,124 shares of Com21 common stock valued on the measurement date at $963,000. This amount will be added to goodwill in the first quarter of 2001 and be amortized over the remaining useful life of the intangible asset. An additional 174,876 shares of Com21 common stock may be issued to GADline shareholders upon completion of other predefined development milestones. The fair value of the contingent shares will be measured upon achievement of the predefined development milestones and will also be accounted for as additional purchase price. The Company also assumed certain operating assets and liabilities of GADline. The acquisition was treated as a purchase for accounting purposes. The total purchase price as of July 3, 2000 was allocated to the assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):


Total purchase price:
  Common stock issued................................  $67,342
  Stock options assumed..............................    3,205
  Acquisition expenses...............................    3,060
                                                       -------
                                                       $73,607
                                                       =======
Purchase price allocation:
  Fair market value of net tangible assets acquired
     at July 3, 2000.................................  $ 3,672

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                  ECONOMIC LIFE
                                                                  -------------
Intangible assets acquired:
  Customer base......................................      239          3
  Workforce-in-place.................................    1,564          5
  Tradename..........................................    1,111          5
  Core technology....................................    9,114          5
  Current technology.................................    6,038          5
  In-process research & development..................    8,823
  Goodwill...........................................   43,046          5
                                                       -------
                                                       $73,607
                                                       =======

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

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


     Pursuant to the BitCom Agreement, the Company acquired all of the outstanding shares of BitCom for an aggregate purchase price of $4,000,000 in cash. Additionally, the Company assumed 100,000 options to purchase BitCom stock. On January 3, 2001, certain product development milestones defined in the BitCom Agreement were met resulting in the issuance of an additional 50,000 shares of Com21 common stock valued on the measurement date at $263,000. This amount will be recorded as stock compensation in the first quarter of 2001. The Company also assumed certain operating assets and liabilities of BitCom. The acquisition was treated as a purchase for accounting purposes. The total purchase price as of July 6, 2000 was allocated to the assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):


Total purchase price:
  Cash................................................  $4,000
  Stock options assumed...............................   1,478
  Acquisition expenses................................     200
                                                        ------
                                                        $5,678
                                                        ======
Purchase price allocation:
  Fair market value of net tangible assets acquired of
     BitCom at July 6, 2000...........................  $  256

                                                                  ECONOMIC LIFE
                                                                  -------------
Intangible assets acquired:
  Workforce-in-place..................................     536          5
  Goodwill............................................   5,100          5
  Deferred tax liabilities............................    (214)
                                                        ------
                                                        $5,678
                                                        ======

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

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

results that would have occurred had the acquisitions been completed at the beginning of 1999 nor is it indicative of future operating results:

                                                          YEARS ENDED DECEMBER
31,

--------------------------
                                                            1999           2000
                                                         -----------
-----------
                                                         (IN THOUSANDS, EXCEPT
PER
                                                                SHARE DATA)
Total revenues.........................................   $100,141
$196,824
Net loss...............................................   $(30,664)
$(59,384)
Net loss per share, basic and diluted..................   $  (1.32)      $
(2.44)
Shares used in computation, basic and diluted..........     23,214
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


     Differences between income taxes computed by applying the statutory federal income tax rate to the loss before income taxes and the provision for income taxes consist of the following:



                                                                 YEARS ENDED
DECEMBER 31,

------------------------------
                                                               1998       1999
     2000
                                                              -------    -------
   --------
                                                                      (IN
THOUSANDS)
Income taxes computed at 35% U.S. statutory rate............  $(4,672)
$(3,592)   $(19,612)
State income taxes..........................................       14         55
         22
Tax credits.................................................   (1,822)
(2,052)     (5,059)
Foreign losses for which no benefit may be realized.........       --         --
      6,110
Non-deductible acquisition charges..........................       --         --
      1,178
Non-deductible stock compensation...........................       14         48
      1,700
Change in valuation allowance...............................    6,920      5,548
     16,196
Other.......................................................     (440)        48
       (513)
                                                              -------    -------
   --------
Provision for income taxes..................................  $    14    $    55
   $     22
                                                              =======    =======
   ========

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

     The components of deferred income tax assets are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Accruals and reserves not currently deductible.......  $  2,508    $  4,068
  Capitalized start-up costs...........................       143          --
  Capitalized research and development costs...........     1,884       3,651
  Net operating loss carryforwards.....................    15,783      24,970
  Tax credit carryforwards.............................     7,549      12,700
  Depreciation.........................................     1,853         527
                                                         --------    --------
          Total gross deferred tax assets..............    29,720      45,916
Valuation allowance....................................   (29,720)    (45,916)
                                                         --------    --------
          Total deferred tax assets....................  $     --    $     --
                                                         ========    ========

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

     As of December 31, 2000, the Company had available for carryforward net operating losses for federal, state, and foreign income tax purposes of $63,264,000, $27,762,000 and $7,670,000, respectively. Net operating losses of $4,548,000 for federal and state tax purposes attributable to the tax benefit relating to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options are excluded from the components of deferred income tax assets. The tax benefit associated with this net operating loss will be recorded as an adjustment to stockholders' equity when the Company generates taxable income. Federal net operating loss carryforwards will expire if not utilized beginning in the years 2009 through 2020. State net operating loss carryforwards will expire if not utilized beginning in the years 2001 through 2005.

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

     Current Federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such "ownership change." Such a limitation could result in the expiration of carryforwards before they are utilized.

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

11. MAJOR CUSTOMERS

     The following table summarizes total revenues and net trade accounts receivable for unaffiliated customers which accounted for 10% or more of net revenues or net trade accounts receivable:

                                                      ACCOUNTS
REVENUES
                                                     RECEIVABLE
--------------------
                                                    ------------        YEARS
ENDED
                                                    DECEMBER 31,        DECEMBER
31,
                                                    ------------
--------------------
                     CUSTOMER                       1999    2000    1998    1999
   2000
                     --------                       ----    ----    ----    ----
   ----
A.................................................   25%     --      24%     20%
    --
B.................................................   39%     --      15%     18%
    --
C.................................................   --      26%     --      --
    10%
D.................................................   --      19%     --      --
    11%
E.................................................   --      --      --      --
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

14. SEGMENT INFORMATION

     For the years ended December 31, 1998, 1999 and 2000, the Company recorded revenue from customers throughout the United States; Canada; The Netherlands; Switzerland, Germany, the U.K., France, Spain, Denmark, Norway, Sweden, Finland, Belgium, Czech Republic, Hungary, Iceland, Israel, Austria (collec-

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

tively referred to as Other Europe); Japan; China, Korea, Taiwan, Singapore, Indonesia (collectively referred to as Asia); Mexico, Argentina, Chile, Panama, Brazil (collectively referred to as South/Central America); and Australia/New Zealand. The following presents total revenues for the years ended December 31, 1998, 1999 and 2000 and long-lived assets as of December 31, 1999 and 2000 attributed to significant countries (in thousands):

                                          1998                1999
        2000
                                        ---------    -----------------------
-----------------------
                                          TOTAL        TOTAL      LONG-LIVED
 TOTAL      LONG-LIVED
                                        REVENUES*    REVENUES*      ASSETS
REVENUES*     ASSETS**
                                        ---------    ---------    ----------
---------    ----------
United States.........................   $23,032      $50,385       $8,342
$ 64,365      $14,708
Canada................................     1,332        3,273          138
 12,580           15
The Netherlands.......................     3,925       15,900           --
 44,848          323
Other Europe..........................     8,596       14,039           --
 26,015        4,423
Japan.................................     1,379        6,719           --
 30,761           --
Asia..................................       500          322           14
 10,626            9
South/Central America.................     2,027        1,688           --
  4,222           --
Australia/New Zealand.................     7,323        3,417           --
    566           --
                                         -------      -------       ------
--------      -------
          Total.......................   $48,114      $95,743       $8,494
$193,983      $19,478
                                         =======      =======       ======
========      =======

---------------
 * Net revenues are attributed to countries based on invoicing location of customer.

** Long-lived assets exclude net intangible assets resulting from acquisitions of $60,057,000.

     For purposes of segment reporting, the Company aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based on such criteria, there are three operating and reportable segments: ATM Products, DOCSIS Products and Voice Products. The ATM Products segment develops, manufactures, and markets the proprietary cable modems, ATM headend equipment and network management software. The DOCSIS Products segment develops, manufactures, and markets DOCSIS cable modems for both home and office. The Voice Products segment, based primarily in Israel, develops, manufactures, and markets voice over Internet cable modems.

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

     The following tables are the financial results the chief operating decision maker, as defined by SFAS No. 131, utilizes in evaluating the performance of the Company's reportable segments (in thousands):

                                                        1998       1999
2000
                                                       -------    -------
--------
Revenues:
  ATM Products.......................................  $48,114    $89,552
$125,037
  DOCSIS Products....................................       --      6,191
67,170
  Voice Products.....................................       --         --
1,776
                                                       -------    -------
--------
          Total......................................  $48,114    $95,743
$193,983
                                                       =======    =======
========
Cost of Product Revenues:
  ATM Products.......................................  $29,573    $55,009    $
87,073
  DOCSIS Products....................................       --      5,909
62,315
  Voice Products.....................................       --         --
1,931
                                                       -------    -------
--------
          Total......................................  $29,573    $60,918
$151,319
                                                       =======    =======
========
Gross Profit
  ATM Products.......................................  $18,541    $34,543    $
37,964
  DOCSIS Products....................................       --        282
4,855
  Voice Products.....................................       --         --
(155)
                                                       -------    -------
--------
          Total......................................  $18,541    $34,825    $
42,664
                                                       =======    =======
========

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

                                                        1998       1999
2000
                                                       -------    -------
--------
Headend Equipment....................................  $19,578    $19,970    $
27,583
Cable Modems.........................................   26,935     74,738
165,641
Network Management Software..........................      608      1,035
 759
License Fees.........................................      993         --
  --
                                                       -------    -------
--------
Product Revenues.....................................  $48,114    $95,743
$193,983
                                                       =======    =======
========

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


     On March 26, 2001, the Company entered into an agreement that amends the financial covenants of the $20,000,000 revolving line of credit. The amended financial covenants are as follow maintaining a minimum tangible effective net worth of $70,000,000; a maximum debt-to-worth ratio of 1.00:1.00; a minimum quick

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


ratio of 1:00:1:00; minimum net loss of $11,000,000 excluding non-cash charges and one-time costs and expenses; and minimum unrestricted cash of $5,000,000.


16. SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     The following tables set forth selected quarterly results of operations for the years ended December 31, 1999 and 2000:

                                                             QUARTERS ENDED

--------------------------------------------
                                              MAR. 31,    JUN. 30,    SEP. 30,
 DEC. 31,
                                                1999        1999        1999
   1999
                                              --------    --------    --------
 --------
                                                (IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS)
Total revenues..............................  $19,214     $21,542     $25,269
 $29,718
Gross profit................................    8,468       8,427       8,953
   8,977
Loss from operations........................   (2,502)     (3,521)     (3,961)
  (5,382)
Net loss....................................   (1,621)     (2,153)     (2,541)
  (4,002)
Net loss per share, basic and diluted.......  $ (0.08)    $ (0.10)    $ (0.12)
 $ (0.19)
Shares used in computation, basic and
  diluted...................................   19,472      21,299      21,426
  21,532

                                                           QUARTERS ENDED

--------------------------------------------
                                            MAR. 31,    JUN. 30,    SEP. 30,
DEC. 31,
                                              2000        2000        2000
 2000
                                            --------    --------    --------
--------
                                              (IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS)
Total revenues............................  $41,556     $51,358     $ 60,636
$ 40,433
Gross profit..............................   12,564      14,036        9,696
  6,368
Loss from operations......................   (3,840)     (5,097)     (25,643)
(25,447)
Net loss..................................   (2,423)     (3,741)     (24,812)
(25,080)
Net loss per share, basic and diluted.....  $ (0.11)    $ (0.17)    $  (1.02)
$  (1.02)
Shares used in computation, basic and
  diluted.................................   21,763      21,931       24,242
 24,555

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


     Pursuant to General Instruction G. to Form 10-K, the information required by Items 10, 11 and 12 of Part III is incorporated by reference from the Company's definitive Proxy Statement with respect to its 2001 annual meeting of stockholders, to be filed pursuant to Regulation 14A within 120 days after December 31, 2000.



ITEM 13. CERTAIN RELATIONSHIP AND RELATED PARTY



     For the year ended December 31, 2000, total revenues included sales to Charter Communications, Inc. of $1,567,000 (with related cost of revenues of $1,225,000) that Jerald Kent, a former member of Com21's board of directors is an executive officer of, and sales to Pacific Satellite, Inc. of $555,000 (with related cost of revenues of $363,000) that Com21 has an equity investment in during 2000. As of December 31, 2000, accounts receivable included amounts from these customers of $278,000 and $334,000, respectively.


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

         Consolidated Statements of Stockholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

     2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules of Com21, Inc. are filed as part of this annual report and should be read in conjunction with the Consolidated Financial Statements of Com21, Inc.:

        Financial Statement Schedules for the years ended December 31, 1998, 1999, 2000:


                   SCHEDULE                     PAGE
                   --------                     ----
II -- Valuation & Qualifying Accounts.........   58


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


     On July 18, 2000, Com21 filed a report on Form 8-K which announced the completion of the GADline, Ltd. Acquisition on July 3, 2000.


     On September 18, 2000, Com21 filed an amendment to the Form 8-K filed on July 18, 2000 to provide detail on the acquisition of GADline, Ltd.


     On December 6, 2000, Com21 filed an amendment to Form 8-K filed on July 18, 2000 and September 18, 2000.


     On February 14, 2001 Com21 filed a report on Form 8-K which announced its earnings for the fourth quarter and twelve months ended December 31, 2000.



     On March 7, 2001, Com21 filed a report on Form 8-K which announced that it had entered into an agreement with Fletcher International, Ltd. to sell Fletcher 2,450,000 shares of common stock and a warrant to purchase 2,952,250 shares of common stock.


(c) EXHIBITS

     The following exhibit list states, in the case of certain exhibits, a prior SEC filing which contains the exhibit and from which it is incorporated by reference.

  Index to Exhibits

   NUMBER                             EXHIBIT TITLE
  ---------                           -------------
   3.1(1)      Registrant's Amended and Restated Certificate of
               Incorporation.
   3.2(1)      Registrant's Amended and Restated Bylaws.
   4.1(1)      Form of Registrant's Specimen Common Stock Certificate.
   4.2(1)      Amended and Restated Information and Registration Rights
               Agreement, among the Registrant and the investors and
               founders named therein, dated July 22, 1997.
  10.1(1)      Lease Agreement between the Company, John Arrillaga and
               Richard T. Peery, dated May 10, 1996.
  10.2+(1)     Technology License and Reseller Agreement between the
               Company and 3Com Corporation, dated March 22, 1996.
  10.3+(1)     Reseller Agreement between the Company and 3Com Corporation, dated July 30, 1997.
  10.4+(1)     Hardware and Software Technology License Agreement between the Company, Advanced Telecommunications Modules, Limited
               and Advanced Telecommunications Modules, Inc., dated
               February 1, 1996.
  10.5(1)      Registrant's 1995 Stock Option Plan.
  10.6(1)      Registrant's 1998 Stock Incentive Plan.
  10.7(1)      Registrant's 1998 Employee Stock Purchase Plan.
  10.8(1)      Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
  10.9(1)      Loan and Security Agreement between Registrant and Greyrock
               Business Credit, dated May 30, 1997.

   NUMBER                             EXHIBIT TITLE
  ---------                           -------------
  10.10+(1)    International OEM Agreement between the Company, Advanced
               Telecommunications Modules, Inc. and Advanced
               Telecommunications Modules, Limited, dated March 7, 1996.
  10.11+(1)    Agreement for Manufacturing Services between the Company and
               Celestica, Inc., dated October 25, 1996.
  10.12+(1)    Wind River Systems, Inc. VxWorks License Agreement.
  10.13+(1)    Purchase and License Agreement by and between the Company
               and Siemens AG, dated December 2, 1997.
  10.14+(1)    Distribution Agreement by and between the Company and
               Philips Public Telecommunication Systems, dated November 26,
               1997.
  10.15+(4)    Share Purchase Agreement by and between Com21 and GADline,
               Ltd. dated July 3, 2000
  10.16+(5)    Share Purchase Agreement by and between Com21 and BitCom,
               Inc. dated July 6, 2000
  10.17(6)     Revolving Credit and Security Agreement between Registrant and Comerica Bank -- California, dated December 1, 2000 and amended as of March 14, 2001.
  10.18+(3)    Registrant's 2000 Stock Option Plan.
  10.19(6)     Lease Agreement between the Company, John Arrillaga and
               Richard T. Peery, dated April 28, 2000.
  10.20        [Intentionally left blank]
  10.21(7)     Agreement, dated February 28, 2001, by and between the
               Registrant and Fletcher International, Ltd.
  10.22(7)     Warrant Certificate, dated March 6, 2001, by and between the
               Registrant and Fletcher International, Ltd.
  21.1(6)      Subsidiaries.
  23.1         Independent Auditors' Consent.
  23.2(6)      Independent Auditors' Report on Schedule.


---------------
+  Confidential treatment has been granted as to a portion of this Agreement.

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

(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-70945).

(3) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-39898).

(4) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-46144).

(5) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K (File No. 000-24009).


(6)Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K filed April 5, 2001.



(7)Previously filed as an exhibit to the Registrant's current report on Form 8-K (File No. 000-24009).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 31, 2001


                                          COM21, INC.

                                          By:     /s/ CRAIG SODERQUIST
                                            ------------------------------------
                                                      Craig Soderquist
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appear below hereby constitutes and appoints, jointly and severally, Craig Soderquist and Ralph Marimon, and each of them acting individual, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


     In pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                      SIGNATURE                                     TITLE
            DATE
                      ---------                                     -----
            ----
                /s/ CRAIG SODERQUIST                     President, Chief
Executive     July 31, 2001
-----------------------------------------------------  Officer and Director
(Principal
                  Craig Soderquist                           Executive Officer)

                  /s/ RALPH MARIMON                        Vice President,
Finance      July 31, 2001
-----------------------------------------------------     (Principal Financial
and
                    Ralph Marimon                            Accounting Officer)

                   /s/ PAUL BARAN                                 Director
       July 31, 2001
-----------------------------------------------------
                     Paul Baran

                 /s/ GEORGE MERRICK                               Director
       July 31, 2001
-----------------------------------------------------
                   George Merrick

                  /s/ JAMES GAGNARD                               Director
       July 31, 2001
-----------------------------------------------------
                    James Gagnard

                      SIGNATURE                                     TITLE
            DATE
                      ---------                                     -----
            ----

                  /s/ JAMES SPILKER                               Director
       July 31, 2001
-----------------------------------------------------
                    James Spilker

                 /s/ DANIEL J. PIKE                               Director
       July 31, 2001
-----------------------------------------------------
                   Daniel J. Pike

                   /s/ SUSAN NYCUM                                Director
       July 31, 2001
-----------------------------------------------------
                     Susan Nycum

                                  COM21, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                                   BALANCE        CHARGED TO
              BALANCE
                                               AT BEGINNING OF    COSTS AND
             AT END OF
                                                   PERIOD          EXPENSES
DEDUCTIONS     PERIOD
                                               ---------------    ----------
----------    ---------
1998
Accounts Receivable Allowances*..............      $  121           $  787
$    --       $  908
Inventory Reserve............................      $  580           $1,553
$  (701)      $1,432
Warranty Reserve.............................      $   44           $  321
$   (66)      $  299

1999
Accounts Receivable Allowances*..............      $  908           $  392
$  (139)      $1,161
Inventory Reserve............................      $1,432           $2,314
$(1,211)      $2,535
Warranty Reserve.............................      $  299           $  743
$   (90)      $  952

2000
Accounts Receivable Allowances*..............      $1,161           $1,373
$(1,434)      $1,100
Inventory Reserve............................      $2,535           $7,083
$(3,125)      $6,493
Warranty Reserve.............................      $  952           $1,666
$  (143)      $2,475

---------------
* Deductions for accounts receivable allowances include miscellaneous discounts and price adjustments.

                                 EXHIBIT INDEX



   NUMBER                             EXHIBIT TITLE
  ---------                           -------------
   3.1(1)      Registrant's Amended and Restated Certificate of
               Incorporation.
   3.2(1)      Registrant's Amended and Restated Bylaws.
   4.1(1)      Form of Registrant's Specimen Common Stock Certificate.
   4.2(1)      Amended and Restated Information and Registration Rights
               Agreement, among the Registrant and the investors and
               founders named therein, dated July 22, 1997.
  10.1(1)      Lease Agreement between the Company, John Arrillaga and
               Richard T. Peery, dated May 10, 1996.
  10.2+(1)     Technology License and Reseller Agreement between the
               Company and 3Com Corporation, dated March 22, 1996.
  10.3+(1)     Reseller Agreement between the Company and 3Com Corporation, dated July 30, 1997.
  10.4+(1)     Hardware and Software Technology License Agreement between the Company, Advanced Telecommunications Modules, Limited
               and Advanced Telecommunications Modules, Inc., dated
               February 1, 1996.
  10.5(1)      Registrant's 1995 Stock Option Plan.
  10.6(1)      Registrant's 1998 Stock Incentive Plan.
  10.7(1)      Registrant's 1998 Employee Stock Purchase Plan.
  10.8(1)      Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
  10.9(1)      Loan and Security Agreement between Registrant and Greyrock
               Business Credit, dated May 30, 1997.
  10.10+(1)    International OEM Agreement between the Company, Advanced
               Telecommunications Modules, Inc. and Advanced
               Telecommunications Modules, Limited, dated March 7, 1996.
  10.11+(1)    Agreement for Manufacturing Services between the Company and
               Celestica, Inc., dated October 25, 1996.
  10.12+(1)    Wind River Systems, Inc. VxWorks License Agreement.
  10.13+(1)    Purchase and License Agreement by and between the Company
               and Siemens AG, dated December 2, 1997.
  10.14+(1)    Distribution Agreement by and between the Company and
               Philips Public Telecommunication Systems, dated November 26,
               1997.
  10.15+(4)    Share Purchase Agreement by and between Com21 and GADline,
               Ltd. dated July 3, 2000
  10.16+(5)    Share Purchase Agreement by and between Com21 and BitCom,
               Inc. dated July 6, 2000
  10.17(6)     Revolving Credit and Security Agreement between Registrant and Comerica Bank -- California, dated December 1, 2000 and amended as of March 14, 2001.
  10.18+(3)    Registrant's 2000 Stock Option Plan.
  10.19(6)     Lease Agreement between the Company, John Arrillaga and
               Richard T. Peery, dated April 28, 2000.
  10.20        [Intentionally left blank]
  10.21(7)     Agreement, dated February 28, 2001, by and between the
               Registrant and Fletcher International, Ltd.
  10.22(7)     Warrant Certificate, dated March 6, 2001, by and between the
               Registrant and Fletcher International, Ltd.

   NUMBER                             EXHIBIT TITLE
  ---------                           -------------
  21.1(6)      Subsidiaries.
  23.1         Independent Auditors' Consent.
  23.2(6)      Independent Auditors' Report on Schedule.


---------------
+  Confidential treatment has been granted as to a portion of this Agreement.

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

(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-70945).

(3) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-39898).

(4) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-46144).

(5) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K (File No. 000-24009).


(6)Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K filed April 5, 2001.



(7)Previously filed as an exhibit to the Registrant's current report on Form 8-K (File No. 000-24009).