Form 10-Q
period 2001-06-30
COM21 INC
filed 2001-08-14
CIK 945379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO ___________________


                        COMMISSION FILE NUMBER: 000-2409

                                   COM21, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                  94-3201698
 (STATE OR OTHER JURISDICTION OF
   INCORPORATION OR ORGANIZATION           (IRS EMPLOYER IDENTIFICATION NO.)

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

[X] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 27,610,155 as of June 30, 2001.

================================================================================

                                   COM21, INC.
                                      INDEX


PART I: FINANCIAL INFORMATION                                                      PAGE
-----------------------------                                                      ----
ITEM 1  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - June 30, 2001 and
        December 31, 2000...........................................................3

        Condensed Consolidated Statements of Operations and Comprehensive Loss -
        Three and Six Months ended June 30, 2001 and 2000...........................4

        Condensed Consolidated Statements of Cash Flows - Six Months Ended
        June 30, 2001 and 2000......................................................5

        Notes to Condensed Consolidated Financial Statements........................7

ITEM 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations..................................................14

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk.................34

PART II: OTHER INFORMATION

ITEM 1  Legal Proceedings..........................................................35

ITEM 2  Changes in Securities and Use of Proceeds..................................35

ITEM 3  Defaults Upon Senior Securities............................................35

ITEM 4  Submission of Matters to a Vote of Security Holders........................35

ITEM 5  Other Information..........................................................36

ITEM 6  Exhibits and Reports on Form 8-K...........................................36

        Signature..................................................................36


In addition to historical information, this Form 10-Q contains forward-looking statements including statements about our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at Risk Factors and in the Risk Factors section of Com21's annual report on Form 10-K dated April 2, 2001 and as amended on July 31, 2001 as filed with the SEC. While this outlook represents our current judgement on the future direction of the business, these risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Com21 undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See Risk Factors below and Risk Factors in Com21's annual report on Form 10-K dated April 2, 2001 and as amended on July 31, 2001 as filed with the SEC.

PART I:  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS


                                   COM21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


                                                                JUNE 30,      DECEMBER 31,
ASSETS                                                           2001            2000
                                                               ---------      ------------
Current assets:
    Cash and cash equivalents                                  $  11,925       $  25,237
    Restricted cash                                               10,342          11,250
    Short-term investments                                         1,730           9,427
    Accounts receivable:
         Trade                                                    31,691          40,609
         Other                                                     8,390          10,159
    Inventories                                                   22,983          33,960
    Prepaid expenses and other                                     1,119           4,188
                                                               ---------       ---------
           Total current assets                                   88,180         134,830
Investments                                                        2,000           2,000
Property and equipment, net                                       10,679          16,690
Intangible assets, net                                             4,080          60,057
Other assets                                                         625             788
                                                               ---------       ---------
           Total Assets                                        $ 105,564       $ 214,365
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $  31,507       $  48,543
    Accrued compensation and related benefits                      2,139           4,447
    Other current liabilities                                      6,810           7,045
    Current portion of capital lease and debt obligations          9,141          11,312
                                                               ---------       ---------
           Total current liabilities                              49,597          71,347
Deferred rent                                                        471             371
Accrued restructuring costs                                        2,646               -
Capital lease obligations                                            404               9
                                                               ---------       ---------
           Total Liabilities                                      53,118          71,727
                                                               ---------       ---------

Stockholders' equity:
    Common stock, $0.001 par value, 160,000,000 shares
      authorized; 27,610,155 and 24,679,217 issued and
      outstanding at June 30, 2001 and December 31, 2000              28              25
    Additional paid-in capital                                   272,065         263,803
    Deferred stock compensation                                     (112)         (5,839)
    Accumulated deficit                                         (219,559)       (115,072)
    Accumulated other comprehensive income (loss)                     24            (279)
                                                               ---------       ---------
           Total Stockholders' Equity                             52,446         142,638
                                                               ---------       ---------

           Total Liabilities and Stockholders' Equity          $ 105,564       $ 214,365
                                                               =========       =========


            See notes to condensed consolidated financial statements.

                                   COM21, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                              -------------------------       -------------------------
                                                 2001            2000            2001            2000
                                              ---------       ---------       ---------       ---------
Revenues                                      $  34,121       $  51,358       $  66,910       $  92,914
Cost of revenues                                 32,052          37,322          61,183          66,314
Amortization of intangible assets                   506               -           1,264               -
                                              ---------       ---------       ---------       ---------
Gross profit                                      1,563          14,036           4,463          26,600
                                              ---------       ---------       ---------       ---------

Operating expenses:
    Research and development                      6,189          10,209          15,650          18,499
    Sales and marketing                           4,636           6,549          12,017          12,670
    General and administrative                    3,638           2,024           8,279           3,619
    Amortization of intangible assets             1,837               -           4,478               -
    Stock-based compensation                        448             351           1,456             749
    Restructuring charges                        67,365               -          67,452               -
                                              ---------       ---------       ---------       ---------
        Total operating expenses                 84,113          19,133         109,332          35,537
                                              ---------       ---------       ---------       ---------

Loss from operations                            (82,550)         (5,097)       (104,869)         (8,937)

Other income, net                                   125           1,356             401           2,795
                                              ---------       ---------       ---------       ---------
Loss before income taxes                        (82,425)         (3,741)       (104,468)         (6,142)

Income taxes                                          -               -              19              22
                                              ---------       ---------       ---------       ---------

Net loss                                        (82,425)         (3,741)       (104,487)         (6,164)
Other comprehensive loss, net of tax:
    Unrealized gain (loss) on available-
    for-sale investments                          1,152            (392)            303            (596)
                                              ---------       ---------       ---------       ---------
Comprehensive loss                            $ (81,273)      $  (4,133)      $(104,184)      $  (6,760)
                                              =========       =========       =========       =========

Net loss per share, basic and diluted         $   (3.02)      $   (0.17)      $   (3.96)      $   (0.28)
                                              =========       =========       =========       =========

Shares used in computation, basic
    and diluted                                  27,268          21,931          26,381          21,847
                                              =========       =========       =========       =========


* Stock-based compensation:
Research and development                      $     413       $     191       $   1,326       $     383
Sales and marketing                                  12               3              29               3
General and administrative                           23             157             101             363
                                              ---------       ---------       ---------       ---------
                                              $     448       $     351       $   1,456       $     749
                                              =========       =========       =========       =========


            See notes to condensed consolidated financial statements.

                                   COM21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                          -------------------------
                                                                            2001            2000
                                                                          ---------       ---------
CASH USED IN OPERATING ACTIVITIES:
    Net loss                                                              $(104,487)      $  (6,164)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Stock-based compensation                                                1,456             749
      Depreciation and amortization                                           8,748           2,075
      Restructuring charges                                                  67,452               -
      Deferred rent                                                             114              25
      Gain on sales and maturities of investments                              (192)           (362)
    Changes in operating assets and liabilities:
         Accounts receivable - trade                                          8,611         (13,043)
         Accounts receivable - other                                          1,769               -
         Inventories                                                          8,803          (1,688)
         Prepaid expenses and other                                           1,973          (1,173)
         Other assets                                                           138          (2,197)
         Accounts payable                                                   (15,717)          6,857
         Accrued compensation and related benefits                           (1,590)            250
Accrued restructuring costs                                                   4,823               -
         Other current liabilities                                           (9,010)          1,689
                                                                          ---------       ---------
      Net cash used in operating activities                                 (27,109)        (12,982)
                                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments                                                      -         (53,806)
    Proceeds from sale of investments                                         8,192          92,805
    Purchases of property and equipment                                        (806)         (4,418)
                                                                          ---------       ---------
      Net cash provided by investing activities                               7,386          34,581
                                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private equity financing, net                               6,864               -
    Proceeds from issuance of stock, net                                        292               -
    Proceeds from exercise of stock options, net                                 49           2,965
    Repayments under capital lease obligations                                 (224)           (324)
    Repayments on debt obligations                                           (1,478)              -
    Reduction in restricted cash                                                908               -
                                                                          ---------       ---------
      Net cash provided by financing activities                               6,411           2,641
                                                                          ---------       ---------

Net change in cash and cash equivalents                                     (13,312)         24,240
Cash and cash equivalents at beginning of period                             25,237          16,499
                                                                          ---------       ---------

Cash and cash equivalents at end of period                                $  11,925       $  40,739
                                                                          =========       =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Unrealized (gain) loss on available-for-sale investments              $    (303)      $     596
                                                                          =========       =========
    Property acquired under capital leases                                $     476       $   1,218
                                                                          =========       =========
    Additional common stock related to GADline acquisition                $     963       $       -
                                                                          =========       =========
    Warrants to purchase common stock                                     $   2,745       $       -
                                                                          =========       =========

            See notes to condensed consolidated financial statements

                                   COM21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1.      UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Com21 pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared using accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Com21's financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in Com21's Form 10-K dated April 2, 2001 and as amended on July 31, 2001 as filed with the SEC.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the financial position, results of operations or cash flows for any of the periods presented.

2.      NEW ACCOUNTING STANDARD

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets after their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Com21 will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, Com21 will stop the amortization of goodwill with an expected net carrying value of $3,570,000 at the date of adoption and annual amortization of $1,020,000 that resulted from business combinations completed prior to the adoption of SFAS 141. Com21 will evaluate goodwill under SFAS No. 142 transition impairment test and has not determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

3.      RESTRUCTURING CHARGES

In January 2001, Com21 announced a number of programs to reduce operating expenses. These programs are designed to prioritize Com21 initiatives around high-growth areas of our business, focus on profit contribution and reduce expenses and capital spending. These restructuring programs include workforce reductions, reorganization and closure of certain business functions, and consolidation of excess facilities. As a result of the restructuring efforts, Com21 recorded a restructuring charge of $67.4 million for the three months ended June 30, 2001. In addition, Com21 recorded restructuring charges of $416,000 and $87,000 in the quarters ended December 31, 2000 and March 31, 2001, respectively, related to reductions in workforce in those periods.

A summary of the restructuring expenses for the six months ended June 30, 2001 is as follows (in thousand):


                                                                                  Accrual
                                             Restructuring                        at June
                                               Provision        Utilized          30, 2001
                                             -------------     -----------       -----------
Workforce reduction                           $     1,096      $      (884)      $       212
Closure of the Maryland development
     center                                         4,704           (4,704)                -
Spin-off of voice systems division                 55,397          (55,397)                -
Consolidation of facilities                         6,255           (1,645)            4,610
                                              -----------      -----------       -----------
     Total                                    $    67,452      $   (62,630)      $     4,822
                                              ===========      ===========       ===========


Workforce reduction - The restructuring program resulted in the reduction of approximately 300 employees across all business functions and operating units including employees of the wireless business unit, Maryland development center and corporate headquarters. The remaining balance of $212,000 related to severance and fringe benefits will be disbursed in the third quarter of 2001.

The closure of the wireless business unit - In April 2001, we ceased development in our wireless business unit to focus our efforts on projects with shorter development cycles. All wireless employees were terminated and the facility located in Long Island, New York was closed in May 2001.

The closure of Maryland development center (formerly known as BitCom) - As Com21 consolidated its facilities and focused on reducing expenses, the development of ATM products was transferred to the facility in Cork, Ireland in April 2001. The Maryland development center facility was closed and all employees were terminated in May in 2001. This closure resulted in a restructuring charge of $4.7 million relating primarily to the acceleration of deferred stock compensation for terminated employees.

The spin-off of the voice systems division (formerly known as GADline) - In June 2001, Com21 sold the voice systems division to its management team and recorded a charge of $55.4 million. Of the amount, $50.8 million relates to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets. The $50.8 million consists primarily of goodwill and technology capitalized in the GADline acquisition.

The goodwill associated with the GADline acquisition is primarily related to GADline's in-process voice technology. This technology was not fully developed as of the spin-off, and Com21 does not currently plan to continue to fund this technology, to develop alternative technology or to integrate any existing GADline's voice technology in future products. As there will be no future benefit to Com21 from the goodwill, the $36.0 million of goodwill from the GADline acquistion was written off at the time of spin-off.

It was also determined at the time of the spin-off, through a review of Com21's current product portfolio and future product roadmap, that the technologies purchased from GADline were not and would not be utilized in Com21 products subsequent to the spin-off. The technology behind GADline products includes, a cable modem designed by GADline and an end to end network system providing voice and data services over cable television lines. As Com21 has not integrated and does not expect to integrate the technology into its product portfolio, and the rights to this technology and these products were sold to the purchasers of the voice systems division, the intangible asset of $12.4 million associated with the purchased technology was written off.

The remaining $4.6 million of the charge associated with the spin-off of the voice systems division includes a cash payment to the buyers of $1.3 million which was paid at the time of separation and disposal of net intangible assets. A convertible note received from the buyers was not valued as the estimated recovery was zero.

Consolidation of excess facilities - The consolidation of excess facilities includes the closure of the wireless business unit facility in Long Island, New York, the Maryland development center, and a building in Milpitas, California during the three months ended June 30, 2001. Com21 recorded a charge of $6.3 million related primarily to the net rental expense on non-cancelable leases and the write-off of fixed assets and leasehold improvements. Estimated future lease payments of $4.6 million are expected to be paid over the next 18 quarters.

4.      INVENTORIES

Inventories consist of (in thousands):


                                                JUNE 30,       DECEMBER 31,
                                                  2001             2000
                                              -----------      -----------
Raw materials and sub-assemblies              $     9,587      $    10,363
Work-in-process                                     1,405            5,477
Finished goods                                     11,991           18,120
                                              -----------      -----------
  Total                                       $    22,983      $    33,960
                                              ===========      ===========


5.      LINE OF CREDIT

In December 2000, Com21 entered into a revolving line of credit agreement, for working capital purposes, which allows Com21 to borrow up to the lesser of $20,000,000 or 65% of Com21's eligible domestic and foreign accounts receivable. At June 30, 2001, Com21 had $9,000,000 of principal outstanding under the agreement. Borrowings under the line are secured by substantially all the assets of Com21 and bear annual interest at the bank's prime rate (7.00% at June 30, 2001) plus 0.25%, which is payable monthly. The line expires on November 30, 2001 at which time all outstanding borrowings and unpaid interest are due. The agreement as amended in March 2001, requires Com21 to comply with certain financial covenants which include maintaining a minimum tangible effective net worth of $70,000,000; a maximum debt-to-worth ratio of 1.00:1.00; a minimum quick ratio of 1.00:1.00; maximum net loss of $2,500,000 excluding non-cash charges and one time costs and expenses; and minimum unrestricted cash of $5,000,000. At June 30, 2001, Com21 did not meet the minimum tangible effective net worth, the maximum debt-to-worth and the maximum net loss covenants. A waiver for these violations as of June 30, 2001 was received on July 20, 2001.

In replacement of the waiver received on July 20, 2001, the bank amended the revolving line of credit arrangement in August 2001. The amendment reduced the maximum borrowing to the lesser of $7,500,000 or 65% of Com21's eligible domestic and foreign receivables until October 1, 2001, at which time the percentage decreases to 55%. The bank increased the rate at which the borrowings bear interest to the bank's prime rate plus 1.25%. The agreement amends the financial covenants to a minimum tangible effective net worth of $35,000,000; a maximum debt-to-worth ratio of 1.60:1.00; a minimum quick ratio of 0.85:1.00; maximum net loss of $12,500,000 for the second quarter of 2001 excluding non-cash charges up to $75,000,000 and $6,500,000 for the quarter ending September 30, 2001; and minimum unrestricted cash of $5,000,000. As of August 10, 2001, Com21 has no availability for additional borrowings or draws under the arrangement.

Additionally, the bank converted $1,500,000 of Com21's outstanding borrowings under the line into a term loan. The term loan will expire on December 1, 2001, bears interest rate at the bank's prime rate, and is payable monthly.

Com21 has also agreed to refinance the $7,500,000 revolving line of credit with another lender by September 28, 2001. Com21 will be required to pay the bank a monthly fee of $1,000 for extensions beyond the stipulated dates for the replacement funding with another financial institution. As part of the arrangement, Com21 has also agreed to seek additional equity funding.

6.      COMMITMENTS AND LITIGATION

Com21's contract manufacturers have obtained or have on order substantial amounts of inventory to meet Com21's revenue forecasts. If future shipments do not use up the committed inventory, the contract manufacturers have the right to charge for the fixed amount of excess inventories as well as a variable amount for inventory carrying costs. These inventory commitments have a term of less than one year as the revenue forecasts provided to the contract manufacturers are for less than one year. At June 30, 2001, the commitment totaled approximately $46.2 million. As of June 30, 2001, $10.3 million held in a certificate of deposit is restricted for use as standby letter of credit on purchases from a third-party contract manufacturer. The standby letter of credit expire on April 30, 2002.

Com21 is subject to various legal proceedings and claims which arise in the normal course of business. Com21 does not believe that any current litigation or claims have any merit and intends to defend them vigorously; however, an unfavorable resolution will have a negative impact on Com21's business, operating results or financial condition.

7.      STOCKHOLDERS' EQUITY

Net Loss Per Share -- The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share (EPS) computations (in thousands, except per share amounts):


                                                           THREE MONTHS
                                                          ENDED JUNE 30,
                                                     -----------------------
                                                       2001           2000
                                                     --------       --------
Net Loss (Numerator):
  Net loss, basic and diluted                        $(82,425)      $ (3,741)
                                                     --------       --------
Shares (Denominator):

  Weighted average common shares outstanding           27,513         21,951
  Weighted average common shares outstanding
       subject to repurchase or forfeiture               (245)           (20)
                                                     --------       --------
  Shares used in computation, basic and diluted        27,268         21,931
                                                     --------       --------
Net loss per share, basic and diluted                $  (3.02)      $  (0.17)
                                                     ========       ========


                                                             SIX MONTHS
                                                           ENDED JUNE 30,
                                                     -------------------------
                                                       2001            2000
                                                     ---------       ---------
Net Loss (Numerator):
  Net loss, basic and diluted                        $(104,487)      $  (6,164)
                                                     ---------       ---------
Shares (Denominator):
  Weighted average common shares outstanding            26,626          21,871
  Weighted average common shares outstanding
       subject to repurchase or forfeiture                (245)            (24)
                                                     ---------       ---------
  Shares used in computation, basic and diluted         26,381          21,847
                                                     ---------       ---------
Net loss per share, basic and diluted                $   (3.96)      $   (0.28)
                                                     =========       =========


During the three months and six months ended June 30, 2001 and 2000, Com21 had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in these periods, as their effect would have been antidilutive due to the net loss reported in these periods. These outstanding securities consist of the following at June 30, 2001:
245,011 outstanding shares of common stock subject to repurchase or forfeiture; warrants to purchase 2,745,000 shares of common stock; and options to purchase 4,571,158 shares of common stock.

Common Stock - In January 2001, Com21 issued an additional 175,124 shares of common stock to former GADline shareholders upon completion of certain predefined development milestones included in the share purchase agreement. The common stock was valued on the measurement date at $963,000. This amount was recorded as additional goodwill in the first quarter of 2001 and will be amortized over the remaining life of the intangible asset. All remaining unearned milestone shares expired during the quarter ended March 31, 2001.

In January 2001, Com21 issued an additional 50,000 shares of common stock to former BitCom employees upon completion of certain product development milestones defined in the BitCom agreement. These shares were valued on the measurement date at $263,000. This amount was recorded as stock-based compensation in the first quarter of 2001. All remaining unearned milestone shares expired during the quarter ended March 31, 2001.

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

According to the Agreement, Com21 was contractually obligated to issue additional warrants of 5% of the outstanding shares of common stock and warrants held by Fletcher if the shares issued to Fletcher were not registered by June 5, 2001. At June 5, July 5 and August 5, 2001 Com21 was required to issue an additional 245,000, 257,250 and 270,113 of warrants, respectively. The Company is required to continue to issue warrants monthly until such time as the shares are registered. The fair value of the warrants, $330,000, $182,000, and $104,000 were determined using the Black-Scholes option pricing model over the contractual term of the warrant with the following assumptions: stock volatility, 75%; risk free interest rate, 5.4%; and no dividends during the expected term.

8.      SEGMENT INFORMATION

For purposes of segment reporting, Com21 aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based on this criteria, there are three operating and reportable segments: ATM Products, DOCSIS Products and Voice Products. The ATM Products segment develops, manufactures, and markets the proprietary cable modems, ATM headend equipment and network management software. The DOCSIS Products segment develops, manufactures, and markets DOCSIS cable modems. The Voice Products segment (which Com21 spun-off in June 2001), developed, manufactured, and marketed telephony products for use on cable plants.

The following tables are the financial results the chief operating decision maker, as defined by SFAS No. 131, utilizes in evaluating the performance of Com21's reportable segments (in thousands):


                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                  ---------------------------   -------------------------
                                      2001           2000          2001           2000
                                  ------------   ------------   ---------      ----------
Revenues:
     ATM products                   $ 21,158       $ 34,667      $ 41,539       $ 67,197
     DOCSIS products                  12,811         16,691        24,718         25,717
     Voice products                      152              -           653              -
                                    --------       --------      --------       --------
         Total                      $ 34,121       $ 51,358      $ 66,910       $ 92,914
                                    ========       ========      ========       ========

Cost of Revenues:
     ATM products                   $ 17,541       $ 21,047      $ 33,049       $ 41,089
     DOCSIS products                  14,668         16,275        27,356         25,225
     Voice products                      349              -         2,042              -
                                    --------       --------      --------       --------
         Total                      $ 32,558       $ 37,322      $ 62,447       $ 66,314
                                    ========       ========      ========       ========

Gross Profit:
     ATM products                   $  3,617       $ 13,620      $  8,490       $ 26,108
     DOCSIS products                  (1,857)           416        (2,638)           492
     Voice products                     (197)             -        (1,389)             -
                                    --------       --------      --------       --------
         Total                      $  1,563       $ 14,036      $  4,463       $ 26,600
                                    ========       ========      ========       ========


Com21's product lines differ primarily based on product functions. Headend equipment controls the flow of data communications between cable modems and an external network, such as the Internet or a corporate network. Cable modems send and receive data over coaxial cable. Network management software facilitates provisioning, fault isolation, network configuration, field inventory, auto-discovery and performance for the headend equipment. For the three and six months ended June 30, 2001 and 2000, Com21 recorded product revenue from sales of headend equipment, cable modems and network management software as follows:


                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                        ---------------------------   -------------------------
                            2001           2000          2001          2000
                        ------------    -----------   ----------   ------------
Headend equipment         $  5,417       $ 11,499      $ 10,055      $ 16,988
Cable modems                28,725         39,657        56,677        75,354
Network management
      software                 (21)           202           178           572
                          --------       --------      --------      --------
    Product revenues      $ 34,121       $ 51,358      $ 66,910      $ 92,914
                          ========       ========      ========      ========

PART I: FINANCIAL INFORMATION

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Com21's unaudited condensed consolidated financial statements and notes thereto. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements about our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to the Risk Factors section contained in Com21's annual report on Form 10-K/A dated July 31, 2001, and to the Risk Factors section below which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

OVERVIEW

Com21, Inc., is a leading global supplier of broadband access solutions. Com21's products enable domestic and international cable operators to provide high-speed, cost-effective Internet access; reduce operating costs; and maximize revenue opportunities in a variety of subscriber markets - including private homes, corporate telecommuters, and small businesses. We develop and sell headend equipment, subscriber cable modems, and network management software to support the Asynchronous Transfer Mode, or ATM, Data Over Cable System Interface Specification, or DOCSIS, European Data-Over-Cable System Interface, or EuroDOCSIS, and Digital Video Broadcasting, or DVB standards. In the North American market, we sell directly to cable operators such as Comcast Communications, AT&T, Charter Communications, Cox Communications, and to systems integrators such as HSA. Internationally, we sell primarily to systems integrators such as Telindus, Furukawa and Siemens, who in turn sell to cable operators.

During the first half of 2000, cable modem manufacturers experienced shortages and long lead times for component materials such as flash memory and capacitors. Due to these shortages, the production of cable modems was constrained. We placed substantial orders for component material to ensure we would meet our anticipated build plan, especially for our DOXport(R) 1110 modem that we commenced shipping late in the third quarter of 2000. We believe cable operators also overbought in the second and third quarters of 2000 to ensure they had sufficient product to meet subscriber demand. During the fourth quarter of 2000, the order rates from cable operators and corresponding revenues dropped sharply resulting in lower demand as cable operators started to balance and bring down their inventory levels. This slow down in sales in the fourth quarter of 2000 caused our finished goods inventory levels to increase substantially. During the first six months of 2001, inventory declined 32% as we reduced the build rate of our contract manufacturers, and managed our inventory levels, and revenues leveled off. Although inventory declined, our contract manufacturers have begun charging us for the carrying cost of inventory which they purchased on our behalf.

In addition, at the end of 2000, cable operators began to lengthen their accounts payable payments cycles as they managed their working capital more tightly. Although we believe that distribution of cable modems will continue to increase since subscriber growth for high speed Internet access is forecasted to increase in 2001, some cable operators delayed ordering new equipment in early 2001 in order to use the existing levels of inventory. This caused a sequential decrease in the amount of product that we shipped in North America in the six months of 2001. Due to this oversupply of inventory by some manufacturers, price competition has become more intense which resulted in lower average selling prices and gross margin pressures, especially on DOCSIS modems. We believe these factors are likely to depress revenues and margins, and are likely to cause inventory levels to remain higher than historical levels due to lower shipment rates. During the first six months of 2001, we reduced the number of days of sales outstanding from 90 days as of December 31, 2000 to 85 days as of June 30, 2001, by using more aggressive collection efforts. We anticipate that accounts receivable balances will remain at a relatively high level compared to historical levels as cable operators manage working capital tightly.

In January 2001, Com21 announced a number of programs to reduce operating expenses. These programs are designed to prioritize Com21 initiatives around high-growth areas of our business, focus on profit contribution and reduce expenses and capital spending. These restructuring programs include workforce reductions, reorganization and closure of certain business functions, and consolidation of excess facilities. As a result of the restructuring efforts, Com21 recorded a restructuring charge of $67.4 for the three months ended June 30, 2001. In addition, the Company recorded restructuring charges of $416,000 and $87,000 in the quarters ended December 31, 2000 and March 31, 2001, respectively, related to reductions in workforce in those periods.

The restructuring program resulted in the reduction of approximately 300 employees across all business functions and operating units including employees of the wireless business unit, Maryland development center and corporate headquarters. The remaining balance of $212,000 related to severance and fringe benefits will be disbursed in the third quarter of 2001.

In April 2001, we ceased development in our wireless business unit to focus our efforts on projects with shorter development cycles. All wireless employees were terminated and the facility located in Long Island, New York was closed in May 2001.

As Com21 consolidated its facilities and focused on reducing expenses, the development of ATM products was transferred from the Maryland development center (formerly known as BitCom) to the facility in Cork, Ireland in April 2001. The Maryland development center facility was closed and all employees were terminated in May in 2001. This closure resulted in a restructuring charge of $4.7 million relating primarily to the write-off of deferred stock compensation for terminated employees.

In June 2001, Com21 sold the voice systems division (formerly know as GADline) to its management team and recorded a charge of $55.4 million. Of the amount, $50.8 million relates to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets. The $50.8 million consists primarily of goodwill and technology capitalized in the GADline acquisition.

The goodwill associated with the GADline acquisition is primarily related to GADline's in-process voice technology. This technology was not fully developed as of the spin-off, and Com21 does not currently plan to continue to fund this technology, to develop alternative technology or to integrate any existing GADline's voice technology in future products. As there will be no future benefit to Com21 from the goodwill, the $36.0 million of goodwill from the GADline acquistion was written off at the time of spin-off.

It was also determined at the time of the spin-off, through a review of Com21's current product portfolio and future product roadmap, that the technologies purchased from GADline were not and would not be utilized in Com21 products subsequent to the spin-off. The technology behind

GADline products includes, a cable modem designed by GADline and an end to end network system providing voice and data services over cable television lines. As Com21 has not integrated and does not expect to integrate the technology into its product portfolio, and the rights to this technology and these products were sold to the purchasers of the voice systems division, the intangible asset of $12.4 million associated with the purchased technology was written off.

The remaining $4.6 million of the charge associated with the spin-off of the voice systems division includes a cash payment to the buyers of $1.3 million which was paid at the time of separation and disposal of net intangible assets. A convertible note received from the buyers was not valued as the estimated recovery was zero.

The consolidation of excess facilities includes the closure of the wireless business unit facility in Long Island, New York, the Maryland development center, and a building in Milpitas, California during the three months ended June 30, 2001. Com21 recorded a charge of $6.3 million related primarily to the net rental expense on non-cancelable leases and the write-off of fixed assets and leasehold improvements. Estimated future lease payments of $4.6 million are expected to be paid over the next 18 quarters.

In the future, we may continue to reduce operating expenses to accommodate potentially decreased revenues or gross margins, or discontinue some development programs and product lines. This could result in reductions in work force, restructuring charges, write offs of inventory carrying values or provisions for the impairment of long-lived assets. Any of these factors could affect our financial position, results of operations, cash flows or stock price.

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

According to the agreement, Com21 was contractually obligated to issue additional warrants of 5% of the outstanding shares of common stock and warrants held by Fletcher if the shares issued to Fletcher were not registered by June 5, 2001. At June 5, July 5 and August 5, 2001 Com21 was required to issue an additional 245,000, 257,250 and 270,113 of warrants, respectively. The Company is required to continue to issue warrants monthly until such time as the shares are registered. The fair value of the warrants, $330,000, $182,000, and $104,000 were determined using the Black-Scholes option pricing model over the contractual term of the warrant with the following assumptions: stock volatility, 75%; risk free interest rate, 5.4%; and no dividends during the expected term.

Com21 was incorporated in Delaware in June 1992. Our principal executive offices are located at 750 Tasman Drive, Milpitas, California 95035 and our telephone number at that address is (408) 953-9100. We can also be reached at our Web site http://www.com21.com. The contents of our website are not part of this report.

RESULTS OF OPERATIONS

Total Revenues - Total revenues decreased 34% from $51.4 million in the second quarter of 2000 to $34.1 million in the second quarter of 2001, and decreased 28% from $92.9 million for the first six months of 2000 to $66.9 million for the first six months of 2001. The decrease in revenues is due to a continuing industry-wide downturn in broadband equipment purchases as cable operators balanced inventories and capital expenditures. Although unit sales of all our cable modem products increased a modest 2% from the second quarter of 2000, the product mix shifted to include higher volumes of the lower priced DOCSIS modems with lower volumes of the ATM products being shipped. In addition, the average sales price of DOCSIS cable modems declined from the second quarter of 2000 due to heavy price competition. The mix change combined with the decreasing average selling prices resulted in the lower revenue level for the second quarter of 2001. We anticipate that the averages sales price of modems will continue to decline during 2001.

Cable modem revenues accounted for 84% of total revenues in the second quarter of 2001 as compared to 77% of total revenues in the second quarter of 2000 and 85% of total revenues for the six months of 2001 as compared to 81% of total revenues for the six months of 2000. The average sales price of all cable modems declined from the second quarter of 2000 to the second quarter of 2001 due to planned price reductions, industry-wide price competition, and product mix as we are selling more DOCSIS modems. The average sales price of headend equipment also declined from the second quarter of 2000 to the second quarter of 2001 due to planned price reductions. We anticipate continued pricing pressure on our cable modems and headend equipment, and decline in our average sales price of our cable modems and headend equipment.

During the quarter ended June 30, 2001 and 2000, international sales accounted for 69% of total revenues. During the six months ended June 30, 2001, international sales accounted for 73% of total revenues, increasing from the 67% experienced in the first six months of 2000.

In the second quarter of 2000, revenues attributable to Siemens accounted for 18% while revenues attributable to Telindus accounted for 10% of total revenues. In the second quarter of 2001, revenues attributable to Telindus, Comcast and Furukawa accounted for 19%, 13% and 10%, respectively.

Gross Margins - Gross margins decreased from 27% in the second quarter of 2000 to 5% in the second quarter of 2001, and decreased from 29% during the first six months of 2000 to 7% during the first six months of 2001. The decrease in margins is primarily due to the following factors:

        - The sale of more DOCSIS modems, which have lower gross margins than our proprietary ATM modem. DOCSIS cable modem shipments increased from 92,000 units or 50% of total Com21 modems shipped in second quarter 2000 to 110,000 units or 59% of total Com21 modems shipped in second quarter 2001. The adoption of the DOCSIS-based standard has caused considerable price pressure due to the number of competitors in the marketplace.

        - Carrying charges resulting from excess inventory at our contract manufacturers.

        - Write down of some of our component inventory to net realizable value.

        - Sales of high cost OEM DOCSIS modems and first generation DOCSIS modems at clearance prices resulting in negative gross margins.

        - Amortization of intangible assets as a result of the GADline acquisition.

During 2001 we anticipate continued pressure on margins due to the following:

        - Increased sales of our DOCSIS cable modems. If the mix of shipments shifts to the lower margin DOCSIS modems, then our total margin percentage will decline.

        - Competitive pricing offered by entrenched suppliers to move inventory and increase market share. As the industry continues to move toward standardization of technology, we anticipate increased pricing pressure.

We are taking steps to counter the impact of this price erosion by continuing modem cost reduction programs.

As noted above cable modem sales accounted for 85% of total revenue in the first half of 2001 as compared to 81% of total revenue in the first half of 2000. Additionally, revenue from our DOCSIS cable modems has become a more significant portion of our total cable modem revenue. Cable modems have lower margins than our headend products and our DOCSIS cable modems currently have lower margins than our proprietary cable modems.

Research and Development - Research and development expenses decreased 39% from $10.2 million in the second quarter of 2000 to $6.2 million in the second quarter of 2001, and decreased 15% from $18.5 million during the first six months of 2000 to $15.7 million during the first six months of 2001. The decrease in research and development expenses is due to our efforts to reduce costs. These efforts involved workforce reduction, elimination of certain development programs and closure and consolidation of research and development facilities as we refocus our development efforts on key technology initiatives. In 2001, we anticipate that research and development expenses will be less than the 2000 level by about $14.0 million to $16.0 million.

Sales and Marketing - Sales and marketing expenses decreased 29% from $6.5 million in the second quarter of 2000 to $4.6 million in the second quarter of 2001, and decreased 5% from $12.7 million during the first six months of 2000 to $12.0 million during the first six months of 2001. This decline is due to our efforts to reduce costs which involved workforce reduction and a decrease in expenditures on marketing programs. In 2001, we anticipate that sales and marketing expenses will be less than the 2000 level by about $5.0 to $7.0 million.

General and Administrative - General and administrative expenses increased 80% from $2.0 million in the second quarter of 2000 to $3.6 million in the second quarter of 2001, and increased 129% from $3.6 million during the first six months of 2000 to $8.3 million during the first six months of 2001. The increase from the second quarter of 2000 to the second quarter of 2001 was related to higher personnel related costs, increased rent, inclusion of expenses of our GADline acquisition, professional fees, and insurance costs. We anticipate that general and administrative expenses in the subsequent quarters of 2001 will be approximately at the same level as the second quarter of 2001.

Amortization of Intangible Assets - Amortization of intangible assets relating to our July 2000 acquisitions of GADline and BitCom totaled an aggregate of $1.8 million for the three months ended June 30, 2001 and $4.5 for the six months ended June 30, 2001. In connection with GADline and BitCom acquisitions, we recorded intangible assets of $67.7 million, which is being amortized, on a straight-line basis over useful lives of three to five years. During the second quarter of 2001, we spun-off GADline and closed down BitCom which resulted in the write-off of intangible assets of $51.6 million which is recorded as restructuring charges.

Stock-Based Compensation - Stock-based compensation resulted primarily from the amortization of deferred stock compensation generated from assumed unvested options and restricted stock in our July 2000 acquisitions of GADline and BitCom and the fair value of common stock issued to non-employees for services, and the issuance of additional shares related to meeting defined milestones in January 2001. Deferred stock compensation is being amortized to expense over the vesting period of the individual options. During the second quarter of 2001, we spun-off GADline and closed BitCom which resulted in the acceleration of deferred stock compensation for terminated employees of $4.4 million which is recorded as restructuring charges.

Total Other Income, Net - Total other income, decreased 91% from $1.4 million in the second quarter 2000 to $125,000 in second quarter 2001, and decreased 86% from $2.8 million during the first six months of 2000 to $401,000 million during the first six months of 2001. The decrease was attributable to lower interest income on a declining cash and investments balance during 2000 and 2001, and higher interest expense due to the line of credit existing in 2001 but not in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, our cash, cash equivalents, and short-term investments were $13.7 million excluding restricted cash of $10.3 million, compared to $34.7 million at December 31, 2000, a decrease of $21.0 million. The decrease is primarily a result of cash used in operations of $27.1 million and cash used for purchases of property and equipment of $806,000. Cash outflows from operations is due primarily to a net loss of $26.9 million after non-cash items offset by an decrease in accounts receivable, inventory, prepaid expenses and other assets of $21.3 million and a decrease to accounts payable, accrued compensation and related benefits and other current liabilities of $26.3 million. In the first quarter of 2001, we raised $6.9 million net of related costs in a private equity financing and had $8.0 million as proceeds from sale of investments.

During 2000 we generated net losses of approximately $56.1 million and for the six months ended June 30, 2001, the net loss was $104.5 million. If we do not increase revenues, improve margins and reduce operating expenses, we may also incur net losses during future quarters. Because of a decline in our revenues in the fourth quarter of 2000, we introduced measures to reduce operating expenses that included reducing our workforce in December 2000, February and May 2001, the closure of our Maryland development center and the wireless business unit both in April 2001, and the spin-off of our voice product division (formerly GADline) in June 2001. These measures resulted in a $67.4 million restructuring charge recorded in the second quarter of 2001. Management continues to monitor market conditions to assess the need to take further action, if necessary. Any subsequent actions may result in additional work force reductions, discontinuation of product lines, and provisions for impairment of long-lived assets which could harm our results of operations and stock price.

At June 30, 2001, we had working capital of approximately $38.6 million. While we have not changed our credit, collections and delinquencies policy, the market decline during the second half of 2000 caused us to have difficulties in receiving payment within our normal payment terms of net 30 days. However during the first half of 2001, we were able to reduce the investment in accounts receivable by reducing the average collection period and days of sales outstanding from 90 days as of December 31, 2000 to 85 days at June 30, 2001 by using more aggressive collection efforts. While we were able to reduce our finished goods inventory, we expect inventory levels to remain at a higher level over the next two quarters as we convert raw material to finished goods and then ship to customers. We expect that our investments in accounts receivable and inventories will continue to represent a significant portion of working capital.

Our principal source of liquidity as of June 30, 2001, consisted of approximately $13.7 million of cash and cash equivalents and short-term investments. We have executed a standby letter of credit for our contract manufacturer, Celestica. If we fail to pay their invoices within 30 days, Celestica can secure payment against the $10.3 million standby letter of credit which expires on April 30, 2002. At June 30, 2001, we had outstanding borrowing of approximately $9.0 million under our line of credit, which expires November 30, 2001. The agreement as amended in March 2001 requires Com21 to comply with certain financial covenants which include maintaining a minimum tangible effective net worth of $70,000,000; a maximum debt-to-worth ratio of 1.00:1.00; a minimum quick ratio of 1.00:1.00; maximum net loss of $2,500,000 excluding non-cash charges and one time costs and expenses; and minimum unrestricted cash of $5,000,000. At June 30, 2001, Com21 did not meet the minimum tangible net worth, the maximum debt-to-worth and the maximum net loss covenants. A waiver for these violations as of June 30, 2001 was received on July 20, 2001.

In replacement of the waiver received on July 20, 2001, the bank amended the revolving line of credit arrangement in August 2001. The amendment reduced the maximum borrowing to the lesser of $7,500,000 or 65% of Com21's eligible domestic and foreign receivables until October 1, 2001, at which time the percentage decreases to 55%. The bank increased the rate at which the borrowings bear interest to the bank's prime rate plus 1.25%. The agreement amends the financial covenants to a minimum tangible effective net worth of $35,000,000; a maximum debt-to-worth ratio of 1.60:1.00; a minimum quick ratio of 0.85:1.00; maximum net loss of $12,500,000 for the second quarter of 2001 excluding non-cash charges up to $75,000,000 and $6,500,000 for the quarter ending September 30, 2001; and minimum unrestricted cash of $5,000,000. As of August 10, 2001, Com21 has no availability for additional borrowings or draws under the arrangement.

Additionally, the bank converted $1,500,000 of Com21's outstanding borrowings under the line into a term loan. The term loan will expire on December 1, 2001, bears interest rate at the bank's prime rate, and is payable monthly.

Com21 has also agreed to refinance the $7,500,000 revolving line of credit with another lender by September 28, 2001. Com21 will be required to pay the bank a monthly fee of $1,000 for extensions beyond the stipulated dates for the replacement funding with another financial institution. As part of the arrangement, Com21 has also agreed to seek additional equity funding. In light of our current financial situation and our history of operating losses, we expect such financing to be available but at less favorable terms than our present financing arrangement. Future alternative forms of financing may also restrict Com21's operations or limit our ability to respond quickly to changes in the market place. As previously announced, Com21 has engaged Dain Rauscher Wessels to help us evaluate alternative forms of financing. These alternatives may include the sale of additional stock, additional lines of credit, and the divestiture of certain business assets. There can be no assurance, however, that any additional financing will be available to us on acceptable terms, or at all, when required. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result given the current price of our common stock. If additional funds are not available, we may be required to delay, scale back, or eliminate one or more of our research and development or manufacturing programs. Accordingly, the inability to obtain this financing could harm our business, financial condition, and results of operations.

We have been working with our key suppliers to secure favorable payment terms including deferring some payments to later periods. Given the size and working capital needs of our business, our recent history of losses, and the steps we are taking to reduce these losses such as discussions with our key suppliers for more favorable payment terms, we judge our current liquidity situation to be adequate for the next twelve months. At present, we have no material commitment for capital equipment purchases. However, our two largest contract manufacturers have obtained or have on order inventory in the amount of $46.2 million as of June 30, 2001 to meet our future build plans. If our future shipments do not use up this inventory, these contract manufacturers have the right to charge us for inventory carrying costs and to bill us for any excess component and finished goods inventory. We are currently working with our contract manufacturers to ensure an orderly production and payment plan.

RISK FACTORS

You should carefully consider the risks described below before making a decision to invest in Com21. You may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing Com21.

COM21 MAY BE CHARGED FOR EXCESS INVENTORY HELD OR ON ORDER WITH OUR CONTRACT MANUFACTURERS WHICH WOULD REDUCE OUR REVENUES.

Our contract manufacturers have obtained or have on order substantial amounts of inventory to meet our revenues forecasts. If our future shipments do not use up inventory, these contract manufacturers have the right to charge us for inventory carrying costs and to bill us for any excess component and finished goods inventory. Through June 30, 2001, we have been billed for inventory carrying charges of approximately $1.4 million. As of June 30, 2001, our two largest contract manufacturers had approximately $46.2 million of on hand inventory and purchase commitments for materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate which could reduce our working capital and have a negative impact on our financial position. We believe that within the next 9 months, shipments of our modem products will create sufficient orders to relieve our commitment to our contract manufacturers.

COM21 MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL NEEDED TO OPERATE AND GROW OUR BUSINESS, WHICH COULD WEAKEN OUR FINANCIAL CONDITION AND MAKE US UNABLE TO DEVELOP OUR TECHNOLOGIES AND PRODUCTS.

We cannot assure you that any additional financing will be available to us on acceptable terms, or at all, when required. As previously announced, Com21 has engaged Dain Rauscher Wessels to help us evaluate alternative forms of financing. These alternatives may include the sale of additional stock, additional lines of credit, and the divestiture of certain business assets. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result given the current price of our common stock. If additional funds are not available, we may be required to delay, scale back, or eliminate one or more of our research and development or manufacturing programs.

As part of an agreement with our current bank lender, Com21 has agreed to seek additional equity funding and to replace the $7,500,000 revolving line of credit by September 28, 2001. We are seeking replacement funding with other financial institutions in order to meet our agreement with the bank. In light of our current financial situation and our history of operating losses, we expect such financing to be available but it may be at less favorable terms than our present financing arrangement. Future alternative forms of financing may also restrict Com21's operations or limit our ability to respond quickly to changes in the market place.

As of June 30, 2001 we had an accumulated deficit of approximately $219.6 million. If we do not increase revenues, improve margins and reduce operating expenses, we may also incur net losses during future quarters. Because of a decline in our revenues in the fourth quarter of 2000, we introduced measures to reduce operating expenses that included reducing our workforce in December 2000 and February 2001, the closure of our Maryland development center (formerly BitCom) and the wireless business unit both in April 2001, and the spin-off our voice product division (formerly GADline). These measures resulted in a $67.4 million restructuring charge recorded in the second quarter of 2001. Management continues to monitor market conditions to assess the need to take further action, if necessary. Any subsequent actions may result in additional work force reductions, restructuring charges, discontinuation of product lines, and provisions for impairment of long-lived assets which could harm our results of operations and stock price.

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

Total revenues for any future quarter are difficult to predict. Delays in the product distribution schedule of one or more of our cable operator customers would likely reduce our operating results for a particular period.

Factors that could cause our revenues to fluctuate include:

        -       pressure to reduce prices;

        - variations in the timing of orders and shipments of our products;

        -       variations in the size of orders by our customers;

        -       new product introductions by us or by competitors;

        -       delays certifying standards-based products;

        - general economic conditions and economic conditions specific to the cable and electronic data transmission industries;

        -       cable operators' financial ability to purchase our products; and

        - delays in obtaining CableLabs and regulatory approvals necessary to sell our products.

FLUCTUATIONS IN OUR STOCK PRICE COULD IMPACT OUR RELATIONSHIPS WITH EXISTING CUSTOMERS AND DISCOURAGE POTENTIAL CUSTOMERS FROM DOING BUSINESS WITH US.

Fluctuations in our stock price could lead to a loss of revenues due to our inability to engage new customers and vendors and to renew contracts with our current customers and vendors. Existing and potential customers and vendors may perceive our fluctuating stock price as a sign of instability and may be unwilling to do business with us. If this were to continue to occur, our business, results of operations and financial condition could be harmed.

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

        -       the sales mix between our headend equipment and cable modems;
                and

        -       the volume of products manufactured.

Additionally, our inability to reduce inventory levels may result in substantial inventory-related charges including marking component inventory to current market prices because of falling component prices, and significant excess and obsolescence inventory write-offs because of slow moving inventory.

A reduction in gross margins would harm our operating results and reduce the amount of cash flow generated from operations. Additionally, if operating results did not satisfy the expectations of analysts or investors, the trading price of our common stock would likely decline.

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

COM21 HAS A SHORT OPERATING HISTORY, HAS NOT MADE A PROFIT AND EXPECTS TO INCUR LOSSES IN THE FUTURE.

We have not made a profit, and we expect to continue to operate at a loss through fiscal year 2001. To achieve and subsequently maintain profitable operations, we must successfully design, develop, test, manufacture, introduce, market and distribute products on a broad commercial basis and secure higher revenues and gross profits and contain our operating expenses. Our future revenue will depend on a number of factors, many of which are beyond our control. These factors include our ability to:

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

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NATIONAL MARKET.

Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain its listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share. As of July 30, 2001, the price of our common stock was $1.03. If the common stock loses its Nasdaq National Market status, it would likely trade on the Over the Counter Bulletin Board maintained by Nasdaq, which is viewed by most investors as a less desirable, less liquid marketplace.

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

The technological innovations required for us to remain competitive are inherently complex, require long development cycles, are dependent in some cases on sole source suppliers and require us, in some cases, to license technology from others. If our product development and enhancements take longer than planned, the availability of products would be delayed. We must continue to invest in research and development to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of our customers or be compatible with changing technological requirements or standards. Most costs must be incurred before we can determine the technological feasibility or commercial viability. In addition, revenues from future products or product enhancements may not be sufficient to recover the development costs incurred by these products or enhancements.

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

There are many different methods of getting high speed Internet access to the end customers. These methods include:

        - Regular dial up connection--using a telephone line and the average 28K or 56K modem;

        - Digital subscriber line/asymmetric digital subscriber line--a digital high-speed modem connection offered by telephone companies, this is also known as DSL or ADSL;

        - Cable modems--high speed modem connections offered by cable television companies;

        - Wireless--high speed wireless local loop connections that work similar to cell phones (digital subscriber line/asymmetric digital subscriber line and cable modems can operate in a wireless environment); and

        - Fiber optics--strands of very pure glass capable of carrying enormous volumes of data and voice traffic.


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

COM21'S MARKET IS HIGHLY COMPETITIVE AND HAS MANY ESTABLISHED COMPETITORS.

The market for Com21's products is intensely competitive, rapidly evolving and subject to rapid technological change. Our competitors include Motorola, Inc., Toshiba America, Inc., 3Com Corporation, RCA/Thomson, Scientific Atlanta, Inc., Ericsson, Terayon Communication Systems, Cisco Systems, Inc., and Nortel Network, Inc.

We believe that our business is affected by the following competitive factors:


        -       costs;

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

OUR STOCK PRICE IS HIGHLY VOLATILE AND BROAD MARKET FLUCTUATIONS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

The trading price of our common stock has fluctuated significantly since our initial public offering in May 1998. The common stock price has fluctuated between $15.5625 per share and $1.03 per share in the last twelve month period. The price of our common stock could continue to be subject to wide fluctuations in response a variety of factors including

        -       variations in quarterly earnings;

        - announcements of technological innovations or new products by us or our competitors;

        -       announcements by certification and standards bodies;

        -       the state of Com21's patents or proprietary rights; and

        -       changes in financial estimates by securities analysts.

Additionally, the stock market is volatile. This volatility has particularly affected the stock prices of equity securities of many high technology companies and, often, has been unrelated or disproportionate to the operating performance of these companies. Our stock price has declined significantly and our stock price may continue to decline because of these broad market and industry factors, regardless of our actual operating performance. These broad market fluctuations may lower the market price of Com21 common stock. Additionally, Com21 may choose to structure acquisitions or other financing transactions by issuing additional Com21 common stock, or warrants or options to purchase Com21 common stock that would dilute common stock outstanding. Although Com21's management believes these types of transactions will increase the overall long-term value of Com21, these transactions may initially decrease the market price of our common stock.

WE MAY BE SUBJECT TO ADDITIONAL CREDIT RISK IN THE FORM OF TRADE ACCOUNTS RECEIVABLE.

Our standard credit terms are net 30 days from the date of shipment, and we do not require collateral or other security to support customer receivables. We may require letters of credit from a customer before shipping an order if we determine that the customer has not proven itself to be creditworthy. Due to the overall market decline during the second half of 2000, we have had difficulties in receiving payment within our net 30 day payment terms resulting in an increase in the number of days of sales outstanding as compared to the first half of 2000. Our days sales outstanding increased from 57 days at June 30, 2000 to 85 days at June 30, 2001.

COM21 IS DEPENDENT ON KEY PERSONNEL AND THE SUCCESSFUL PRODUCT MARKETING AND DEVELOPMENT ACTIVITIES OF ITS PROPRIETARY PRODUCTS IN OUR CORK, IRELAND FACILITY.

Our future operating results depend greatly upon the continued contribution of key technical and senior management personnel. Future operating results also depend on the ability to attract and retain these specially qualified management, manufacturing, quality assurance, engineering, marketing, sales, and support personnel. Competition for these personnel is intense, and Com21 may not be successful in attracting or retaining these personnel. Only a limited number of persons with the requisite skills to serve in these positions may exist and it may be increasingly difficult for us to hire these personnel. However, there is less competition for these skilled workers in other countries. In February 2001, we began, and as of the end of June 2001 we have completed, the transfer of the research and development, product management and marketing functions for the proprietary ComUNITY(R) Access product line to our facility in Cork, Ireland. We made this transition to take advantage of the greater availability of qualified personnel in Cork to support this product line. However, the loss of any key Cork employee with technical, marketing or support knowledge may affect our ability to provide timely development and support activities for the ComUNITY(R) Access product line.

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

        -       not taking sufficient credit exposure on new product builds;

        -       lowering available credit limits;

        -       not providing sufficient payment terms;

        -       failure to meet delivery schedules;

        -       not building product which meet our quality standards;

        -       less than satisfactory manufacturing yields and costs;

        -       building product to meet our demand;

        -       difficulty in planning mix of units to be produced; and

        - the potential misappropriation of our intellectual property if the manufacturer were to market our products as its own.

Any manufacturing disruption could impair our ability to fulfill orders. We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms, or the extension of credit limits. In the first half of 2000, we experienced supply problems for components including flash memory, which limited our ability to fulfill customer orders and had the effect of decreasing our revenues for that period. We may also experience manufacturing or supply problems in the future. We are dependent on our manufacturers to secure components at favorable prices, and in sufficient volume. If our contract manufacturer fail to perform in any of these areas, it could harm our relationships with customers. Failure to obtain these components and supply our customers with product could decrease our revenues.

COM21 MAY NOT BE SUCCESSFUL IN ATTRACTING AND RETAINING KEY PERSONNEL AND MANAGEMENT.

Our future success depends, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must retain and attract high caliber personnel. Competitors and others have in the past and may in the future attempt to recruit Com21's employees. We do not have employment contracts with any of our key personnel. We have experienced higher turnover recently than in prior years and over the past five months have had to lay off a number of employees, which may impact employee morale. We do not maintain key person life insurance on key personnel. The loss of the services of any of our key management or personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could harm our business by slowing research and development efforts and delaying product development programs.

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

Different standards are emerging in different parts of the world. In North America, the DOCSIS standard has achieved substantial market acceptance. Cable Television Laboratories, or CableLabs, performs certification for this DOCSIS standard. The DOCSIS standard is an evolving standard and becomes more complex and more difficult to comply with as it evolves. As we continue to enhance and develop our DOCSIS products to meet the evolving DOCSIS standards, we may incur additional costs. Additionally, we cannot assure you that enhancements or new DOCSIS products will be CableLabs certified. Even if these products are certified, we cannot assure you that they will be accepted by the market. In Europe, there is movement by some cable operators towards either a digital video broadcast or DVB standard or a European DOCSIS standard. We have developed DVB cable modems, but we cannot assure you that these products will meet the evolving standards or receive certification. Additionally, we cannot assure you that if an European DOCSIS standard obtains widespread acceptance, Com21 will be able to produce a cable modem to meet these specifications. The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telephone companies could require us to redesign our products. The development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. If any of these new technologies or standards achieve widespread market acceptance, any failure by us to develop new products or enhancements, or to address these new technologies or standards, could harm our business.

THE ADOPTION OF STANDARDS COULD RESULT IN LOWER SALES OF COM21'S PROPRIETARY PRODUCTS.

The widespread adoption of DOCSIS, DVB, European DOCSIS or other standards could cause aggressive competition in the cable modem market and result in lower sales of Com21's proprietary products which do not conform to these standards. As cable operators move to standards based products, sales of Com21's proprietary headend products, and revenues from licensing of its network management software could decrease if our products do not meet the appropriate standards. This could reduce our gross margin and our operating results.

WE RELY ON INDIRECT DISTRIBUTION CHANNELS FOR OUR PRODUCTS AND NEED TO DEVELOP ADDITIONAL DISTRIBUTION CHANNELS.

Today, cable operators and systems integrators purchase cable modems from vendors through direct and indirect sales channels. In North America, due to the DOCSIS standard achieving widespread market acceptance, we anticipate that the North American cable modem market may at some point shift to a consumer purchase model. If this occurs, we will likely sell more of our cable modems directly through consumer sales channels. Our success will be dependent on our ability to market effectively to end users, to establish brand awareness, to set up the required channels of distribution and to have cable operators' reference sell our products. We have begun to establish new distribution channels for our cable modems. We may not have the capital required or the necessary personnel, or expertise to develop these distribution channels, which could materially adversely affect our business, operating results and financial condition. As large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities and brand would provide them with a significant competitive advantage.


IF WE FAIL TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN OUR INDUSTRY.

We depend on our proprietary technology. To protect our intellectual property rights we rely on a combination of patent, copyright, trademark and trade secret laws, and contractual restrictions on diclosure. However, any of our intellectual proprietary rights could be challenged by third parties. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate. An unauthorized party may attempt to copy aspects of our products or to obtain and use trade secrets or other proprietary information. Additionally, the laws of some foreign countries do not protect Com21's proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve Com21's proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to those of Com21. If we do not enforce and protect our intellectual property, our business will be harmed. Also, due to the rapid pace of technological change in the cable modem industry, many of our products rely on key technologies developed by third parties, and we may not be able to continue to obtain licenses from these third parties on favorable terms, if at all.


OUR PRODUCTS MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES, WHICH MAY RESULT IN LAWSUITS AND PROHIBIT US FROM SELLING OUR PRODUCTS.

Third parties may claim that we are infringing on their intellectual property. Even if we do not believe that our products are infringing third parties' intellectual property rights, these claims can be time-consuming, costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. If we cannot or do not license the infringed technology or substitute similar technology from another source, our business could suffer. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not the litigation is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. If there is an adverse ruling against us in any litigation, we may be required to pay substantial damages, discontinued the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. Our failure to develop or license a substitute technology could prevent us from selling our products.

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

        -       expand and upgrade our core technologies and;

        - effectively manage multiple relationships with our customers, suppliers and other third parties.

Additionaly, we must be able to continue to recruit and retain personnel, and failure to do so would result in our not achieving our operational goals. Also, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. In the future, we may experience difficulties meeting the demand for our products and services. We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations or that we will be able to achieve the operational efficiencies needed to be competitive. Any failure could materially cause us not to meet our operating revenues and cost objectives and weaken our financial position.

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

        -       marketing arrangements with system integrators and others; and

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

COM21'S CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF ITS CUSTOMERS COULD CAUSE ITS BUSINESS TO SUFFER.

A relatively small number of customers have accounted for a large part of our revenues, and we expect that this trend will continue. In the second quarter of 2001, our top five customers accounted for 57% of total revenues. We expect that our largest customers in the future could be different from our largest customers today due to a variety of factors, including customers' distribution schedules and budget considerations. Additionally, some of our systems integrators could develop and manufacture products that compete with our products and therefore could no longer distribute our products. Because a limited number of companies account for a majority of our prospective customers, our future success will depend upon our ability to establish and maintain relationships with these companies. We may not be able to retain our current accounts or to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of households passed by cable access are controlled by a relatively small number of companies. The loss of one or more of our customers or our inability to successfully develop relationships with other significant cable operators could cause our business to suffer.

COM21 IS SUBJECT TO RISKS OF OPERATING IN INTERNATIONAL MARKETS.

For the second quarter of 2001, international sales accounted for 69% of total revenues. We intend to enter new international markets, and we expect that a significant portion of our sales will continue to be in international markets. Because we sell primarily through systems integrators, a successful expansion of our international operations and sales may require us to develop relationships with new international systems integrators and distributors. If we are unable to identify, attract or retain suitable international systems integrators or distributors, we may not be able to successfully expand our international operations. To increase revenues in international markets, we will need to continue to establish foreign operations, to hire additional personnel to run these operations and to maintain good relations with our foreign systems integrators and distributors. If we are unable to successfully do so, our growth in international sales will be limited which would reduce our operating results. Additionally, international operations involve a number of risks not typically present in domestic operations, including:

        -       changes in regulartory requirements;

        -       costs and risks of distributing system in foreign countries;

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

THE INDUSTRY IN WHICH WE COMPETE IS SUBJECT TO CONSOLIDATION.

There has been a trend toward industry consolidation for several years, which is expected to continue through 2001. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide increasingly stronger competitors that are better able to compete. This could lead to more variability in operating results as we compete to be a vendor solution and could harm our business, operating results and financial condition. We believe that industry consolidation may lead to fewer possible customers. If we are unable to maintain our current customers or secure additional customers, our business could decrease.

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

THE LOCATION OF COM21'S FACILITIES IS SUBJECT TO THE RISK OF EARTHQUAKES AND OTHER NATURAL DISASTERS.

Com21's corporate headquarters, including some of its research and development operations and our in-house manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster in the Silicon Valley, such as an earthquake or power loss, could halt our business, weaken its financial condition and create disappointing operating results.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. Com21 is also subject to interest rate risk as of June 30, 2001, related to variable rate debt obligations totaling $9,000,000. The variable rate debt obligations are linked to the prime rate and the LIBOR rate and any increases in these market interest rates will increase the repayment obligation. If market rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2001, the fair value of the repayment obligation would increase by $74,000.

Com21 also has fixed rate debt obligations of approximately $545,000 at June 30, 2001, that have no interest rate risk. The fixed rates on these obligations ranged from 7% to 12% during the second quarter of 2001.

Market Price Risk. Com21 is also exposed to market price risk on investments in marketable equity securities held as available-for-sale investments. These investments are in publicly traded companies as well as private companies in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $1,865,000 decrease in the fair value of the investments in the marketable equity security as of June 30, 2001.

Foreign Currency Risk. To date, our international sales have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to sales transactions. However, the functional currency of our subsidiary in Ireland is the U.S. dollar and as the local accounts are maintained in Irish pounds, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or results of operations.

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

ITEM 2     Changes in Securities and Use of Proceeds

           According to the Agreement by and between Fletcher International Ltd. and Com21, Inc. dated February 28, 2001, Com21 is contractually obligated to issue additional warrants if the shares and warrants issued to Fletcher were not registered by June 5, 2001. Com21 and Fletcher amended the warrant such that on July 31, 2001, Com21 issued an additional 502,250 warrants to Fletcher. Com21 is obligated to issue additional 270,113 warrants on August 5, 2001 to Fletcher. Com21 is required to continue to issue additional shares under the warrant on a monthly until such time as the registration statement becomes effective.


ITEM 3     Defaults upon Senior Securities

           None

ITEM 4     Submission of Matters to a Vote of Security Holders

The following proposals were voted upon by Com21's stockholders at the annual stockholders' meeting held on May 17, 2001:

1. THE FOLLOWING PERSONS WERE ELECTED AS DIRECTORS OF COM21 TO SERVE UNTIL THE 2002 ANNUAL STOCKHOLDERS' MEETING AND UNTIL THEIR SUCCESSORS ARE ELECTED. THESE PERSONS WERE QUALIFIED WITH THE VOTES INDICATED BESIDE THEIR RESPECTIVE
NAMES:

        Schedule of votes cast for each director:


                                            Votes For                 Votes Against
                                            ---------                 --------------
        Craig Soderquist                    19,502,320                  1,568,487
        Paul Baran                          19,702,681                  1,368,126
        James A. Gagnard                    19,704,303                  1,366,504
        Jerald L. Kent                      19,024,584                  2,046,223
        George A. Merrick                   19,706,685                  1,364,122
        Daniel J. Pike                      19,692,735                  1,378,072
        James Spilker Jr.                   19,651,370                  1,419,437
        Susan H. Nycum                      19,705,605                  1,365,202

-------
* There were no abstention nor brokers's votes.

2. A proposal to approve an amendment to Com21's 2000 Stock Option Plan to increase the maximum number of shares of common stock by an additional 1,500,000 shares of common stock to 3,000,000 shares of common stock was approved by the vote of 4,985,548 shares for; 4,032,456 shares withheld or voted against the proposal; and 82,831 shares abstained.

3. A proposal to approve amendments to Com21's 1998 Employee Stock Purchase Plan to (i) increase the maximum number of shares of common stock available for issuance over the term of the purchase plan by an additional 650,000 shares of common stock to 1,350,000 shares of common stock and (ii) eliminate the requirement for stockholder approval in order to increase the limitation on the number of shares of common stock which any one participant may purchase on any semi-annual purchase date was approved by the vote of 7,747,014 shares for; 1,268,813 shares withheld or voted against the proposal; and 85,008 shares abstained.

4. A proposal to ratify the appointment of Deloitte & Touche LLP as Com21's independent auditors for the fiscal year ending December 31, 2001 was approved by the vote of 20,696,727 shares for; 338,348 shares withheld or voted against the proposal; and 35,732 shares abstained.

ITEM 5     Other Information

           None

ITEM 6     Exhibits and Reports on Form 8-K.

           a) Exhibits

               Exhibit
                Number       Description
               -------       -----------
                10.23        Shares purchase agreement among Com21, Inc., Com21
                             Israel, Ltd. And S.E. Nasan & Co., LLC.


           b) Reports on Form 8-K

              None.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Com21, Inc.



Date:   August 14, 2001           By: /s/CRAIG SODERQUIST
                                      ----------------------------------
                                        Craig Soderquist
                                        President, Chief Executive Officer
                                           and Director

                                 EXHIBIT INDEX


               Exhibit
                Number       Description
               -------       -----------
                10.23        Shares purchase agreement among Com21, Inc., Com21
                             Israel, Ltd. and S.E. Nasan & Co., LLC.