Form 10-K/A
period 2000-12-31
COM21 INC
filed 2001-08-28
CIK 945379

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

  [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                         COMMISSION FILE NO. 000-24009

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

     We are amending the following items in our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on April 2, 2001, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed on July 31, 2001.

                                  COM21, INC.

                                     INDEX


  PART I:
  Item 1.   Business....................................................    1

  PART II:
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.......................................   18
  Item 8.   Consolidated Financial Statements and Supplementary Data....   26

  PART IV:
  Item 14.  Exhibits, Consolidated Financial Statement Schedules, and
            Reports on Form 8-K.........................................   53
  Exhibit Index.........................................................   54
  Signatures............................................................   56

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

                                  RISK FACTORS

     You should carefully consider the risks described below before making a decision to invest in Com21. You may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face.

WE MAY BE CHARGED FOR EXCESS INVENTORY HELD OR ON ORDER WITH OUR CONTRACT MANUFACTURERS WHICH WOULD REDUCE OUR GROSS MARGINS.

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

     We cannot assure you that any additional financing will be available to us on acceptable terms, or at all, when required. As previously announced, we have engaged Dain Rauscher Wessels to help us evaluate alternative forms of financing. These alternatives may include the sale of additional stock, additional lines of credit, and the divestiture of certain business assets. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result given the current price of our common stock. If additional funds are not available, we may be required to delay, scale back, or eliminate one or more of our research and development or manufacturing programs.

     As part of an agreement with our current bank lender, we have agreed to seek additional equity funding and to replace the $7,500,000 revolving line of credit by September 28, 2001. We are seeking replacement funding with other financial institutions in order to meet our agreement with the bank. In light of our current financial situation and our history of operating losses, we expect such financing to be available but it may be at less favorable terms than our present financing arrangement. Future alternative forms of financing may also restrict our operations or limit our ability to respond quickly to changes in the market place.

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

OUR REVENUES IN ONE OR MORE FUTURE PERIODS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET OR EXCEED THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS.

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

OUR GROSS MARGIN IN ONE OR MORE FUTURE PERIODS IS LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY CAUSE OPERATING RESULTS TO FALL BELOW THE EXPECTATIONS OF ANALYSTS AND INVESTORS.

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

WE HAVE A SHORT OPERATING HISTORY, HAVE NOT MADE A PROFIT AND EXPECT TO INCUR LOSSES IN THE FUTURE.

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

     - Cable modems -- high-speed modem connections offered by cable television companies;

     - Wireless -- high-speed wireless local loop connections that work similar to cell phones (digital subscriber line/asymmetric digital subscriber line and cable modems can operate in a wireless environment); and

     - Fiber optics -- strands of very pure glass capable of carrying enormous volumes of data and voice traffic.

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

OUR STOCK PRICE IS HIGHLY VOLATILE AND BROAD MARKET FLUCTUATIONS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     The trading price of our common stock has fluctuated significantly since our initial public offering in May 1998. The common stock price has fluctuated between $17.75 per share and $.76 per share in the last twelve month period. The price of our common stock could continue to be subject to wide fluctuations in response a variety of factors including:

     - variations in quarterly earnings;

     - announcements of technological innovations or new products by us or our competitors;

     - announcements by certification and standards bodies;

     - the state of Com21's patents or proprietary rights; and

     - changes in financial estimates by securities analysts.

     Additionally, the stock market is volatile. This volatility has particularly affected the prices of equity securities of many high technology companies and, often, has been unrelated or disproportionate to the operating performance of these companies. Our stock price has declined significantly and our stock price may continue to decline because of these broad market and industry factors, regardless of our actual operating performance. The broad market fluctuations may lower the market price of our common stock. Additionally, we may choose to structure acquisitions or other transactions by issuing additional common stock, or warrants or options to purchase our common stock that would dilute common stock outstanding. Although management believes these types of transactions will increase the overall long-term value of Com21, these transactions may initially decrease the market price of our common stock.

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NATIONAL MARKET.

     Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain its listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share. As of August 24, 2001, the closing price of our common stock was $.80. If the common stock loses its Nasdaq National Market status, it would likely trade on the Over the Counter Bulletin Board maintained by Nasdaq, which is viewed by most investors as a less desirable, less liquid marketplace.

WE MAY BE SUBJECT TO ADDITIONAL CREDIT RISK IN THE FORM OF TRADE ACCOUNTS RECEIVABLE.

     Our standard credit terms are net 30 days from the date of shipment, and we do not require collateral or other security to support customer receivables. We may require letters of credit from a customer before shipping an order if we determine that the customer has not proven itself to be creditworthy. Due to the overall market decline during the second half of 2000, we have had difficulties in receiving payment within our net 30 day payment terms resulting in an increase in the number of days of sales outstanding as compared to the first half of 2000. Our days of sales outstanding increased from 57 days at June 30, 2000 to 85 days at June 30, 2001.

WE ARE DEPENDENT ON KEY PERSONNEL AND THE SUCCESSFUL PRODUCT MARKETING AND DEVELOPMENT ACTIVITIES OF OUR PROPRIETARY PRODUCTS IN OUR CORK, IRELAND FACILITY.

     Our future operating results depend greatly upon the continued contribution of key technical and senior management personnel. Future operating results also depend on the ability to attract and retain these specially qualified management, manufacturing, quality assurance, engineering, marketing, sales, and support personnel. Competition for these personnel is intense, and we may not be successful in attracting or retaining these personnel. Only a limited number of persons with the requisite skills to serve in these positions may exist and it may be increasingly difficult for us to hire these personnel. However, there is less competition for these skilled workers in other countries. In February 2001, we began, and as of the end of June 2001 we have completed, the transfer of the research and development, product management and marketing functions for the proprietary ComUNITY(R) Access product line to our facility in Cork, Ireland. We made this transition to take advantage of the greater availability of qualified personnel in Cork to support this product line. However, the loss of any key Cork employee with technical, marketing or support knowledge may affect our ability to provide timely development and support activities for the ComUNITY(R) Access product line.

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

WE MAY NOT BE SUCCESSFUL IN ATTRACTING AND RETAINING KEY PERSONNEL AND
MANAGEMENT.

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

     Different standards are emerging in different parts of the world. In North America, the DOCSIS standard has achieved substantial market acceptance. Cable Television Laboratories, or CableLabs, performs certification for this DOCSIS standard. The DOCSIS standard is an evolving standard and becomes more complex and more difficult to comply with as it evolves. As we continue to enhance and develop our DOCSIS products to meet the evolving DOCSIS standards, we may incur additional costs. Additionally, we cannot assure you that enhancements or new DOCSIS products will be CableLabs certified. Even if these products are certified, we cannot assure you that they will be accepted by the market. In Europe, there is movement by some cable operators towards either a digital video broadcast or DVB standard or a European DOCSIS standard. We have developed DVB cable modems, but we cannot assure you that these products will meet the evolving standards or receive certification. Additionally, we cannot assure you that if an European DOCSIS standard obtains widespread acceptance, we will be able to produce a cable modem to meet these specifications. The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telephone companies could require us to redesign our products. The development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. If any of these new technologies or standards achieve widespread market acceptance, any failure by us to develop new products or enhancements, or to address these new technologies or standards, could harm our business.

THE ADOPTION OF STANDARDS COULD RESULT IN LOWER SALES OF OUR PROPRIETARY
PRODUCTS.

     The widespread adoption of DOCSIS, DVB, European DOCSIS or other standards could cause aggressive competition in the cable modem market and result in lower sales of our proprietary products which do not conform to these standards. As cable operators move to standards based products, sales of our proprietary headend products, and revenues from licensing of its network management software could decrease if our products do not meet the appropriate standards. This could reduce our gross margin and our operating results.

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

IF WE FAIL TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN OUR INDUSTRY.

     We depend on our proprietary technology. To protect our intellectual property rights we rely on a combination of patent, copyright, trademark and trade secret laws, and contractual restrictions on disclosure. However, any of our intellectual proprietary rights could be challenged by third parties. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate. An unauthorized party may attempt to copy aspects of our products or to obtain and use trade secrets or other proprietary information. Additionally, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. issued patents may not preserve our proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to ours. If we do not enforce and protect our intellectual property, our business will be harmed. Also, due to the rapid pace of technological change in the cable modem industry, many of our products rely on key technologies developed by third parties, and we may not be able to continue to obtain licenses from these third parties on favorable terms, if at all.

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

WE DEPEND ON STRATEGIC RELATIONSHIPS, AND IF WE ARE NOT ABLE TO FIND AND MAINTAIN THESE RELATIONSHIPS, WE MAY NOT BE ABLE TO DEVELOP OUR TECHNOLOGIES OR PRODUCTS WHICH COULD SLOW OUR GROWTH AND DECREASE OUR REVENUES.

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

WE ARE SUBJECT TO RISKS OF OPERATING IN INTERNATIONAL MARKETS.

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

OUR BUSINESS OPERATIONS MAY BE IMPACTED BY THE CALIFORNIA ENERGY CRISIS.

     Our principal executive offices are located in the Silicon Valley in northern California. California has been experiencing an energy crisis that has resulted in disruptions in power supply and increases in utility costs to consumers and businesses throughout the state. Should the energy crisis continue, we together with many other Silicon Valley companies, may experience power interruptions and shortages and be subject to significantly higher costs of energy. Although we have not experienced any material disruption to our business to date, if the energy crisis continues and power interruptions or shortages occur in the future, they may cause a decline in our business.

THE LOCATION OF OUR FACILITIES IS SUBJECT TO THE RISK OF EARTHQUAKES AND OTHER NATURAL DISASTERS.

     Our corporate headquarters, including some of our research and development operations and our in-house manufacturing facilities, are located in the Silicon Valley area of northern California, a region known for seismic activity. A significant natural disaster in the Silicon Valley, such as an earthquake or power loss, could halt our business, weaken its financial condition and create disappointing operating results.

                                    PART II

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

     At December 31, 2000, we had $10,000,000 of principal outstanding under the line of credit agreement which expires on November 30, 2001. Borrowings under the line are secured by substantially all the assets of Com21 and bear annual interest at the prime rate (9.25% at December 31, 2000) plus 0.25%, which is payable monthly. The line expires on November 30, 2001 at which time all outstanding borrowings and unpaid interest are due. The agreement requires us to comply with certain financial covenants which include maintaining a minimum tangible effective net worth of $85,000,000; a maximum debt-to-worth ratio of 0.75:1.00; minimum net profit of $1 measured quarterly with the exception of first quarter 2001 of a maximum net loss of $7,500,000; and minimum net liquidity of $30,000,000. At December 31, 2000 Com21 did not meet the minimum tangible effective net worth, the maximum debt-to-worth ratio, the maximum quarterly net loss and minimum liquidity covenants. A waiver for these violations was obtained on February 28, 2001. On March 26, 2001, we entered into an agreement that amends the financial covenants of the $20,000,000 revolving line of credit. The amended financial covenants are as follows: maintaining a minimum tangible effective net worth of $70,000,000; a maximum debt-to-worth ratio of 1.00:1.00; a minimum quick ratio of 1.00:1.00; minimum net loss of $11,000,000 excluding noncash charges and one time costs and expenses; and minimum unrestricted cash of $5,000,000. At March 31, 2001, we did not meet the maximum net loss covenant, as amended March 26, 2001. A waiver for this violation was received on April 19, 2001. At June 30, 2001, we did not meet the minimum tangible effective net worth, the maximum debt-to-worth and the maximum net loss ($2,500,000 for the quarter ended June 30, 2001) covenants, as amended March 26, 2001. A waiver for these violations was received on July 20, 2001.

     In replacement of the waiver received on July 20, 2001, the bank amended the revolving line of credit arrangement in August 2001. The amendment reduced the maximum borrowing to the lesser of $7,500,000 or 65% of our eligible domestic and foreign receivables until October 1, 2001, at which time the percentage decreases to 55%. The bank increased the rate at which the borrowings bear interest to the bank's prime rate plus 1.25%. The agreement amends the financial covenants to a minimum tangible effective net worth of $35,000,000; a maximum debt-to-worth ratio of 1.60:1.00; a minimum quick ratio of 0.85:1.00; a maximum net loss of $12,500,000 for the second quarter of 2001 excluding non-cash charges up to $75,000,000 and $6,500,000 for the quarter ending September 30, 2001; and minimum unrestricted cash of $5,000,000. As of August 10, 2001, we have no availability for additional borrowings or draws under the arrangement.

     Additionally, the bank converted $1,500,000 of our outstanding borrowings under the line into a term loan. The term loan will expire on December 1, 2001, bears interest rate at the bank's prime rate, and is payable monthly.

     We have also agreed to refinance the $7,500,000 revolving line of credit with another lender by September 28, 2001. We will be required to pay the bank a monthly fee of $1,000 for extensions beyond the stipulated dates for the replacement funding with another financial institution. As part of the arrangement, we have also agreed to seek additional equity funding.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   27
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................   28
Consolidated Statements of Operations and Comprehensive Loss
  for the Years Ended December 31, 1998, 1999 and 2000......   29
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1999 and 2000..............   30
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................   31
Notes to Consolidated Financial Statements..................   32

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

17. EVENTS SUBSEQUENT TO THE DATE OF INDEPENDENT AUDITORS' REPORT (UNAUDITED)

     At March 31, 2001 we did not meet the maximum net loss covenant, as amended March 26, 2001, on our $20,000,000 revolving line of credit. A waiver for this violation was received on April 19, 2001.

     During the quarter ended June 30, 2001, we recorded a restructuring charge of approximately $67.4 million resulting from the spin-off of the Voice Systems Divisions, the closure of the Wireless Division and Maryland Development Center, the consolidation of facilities at the Milpitas, California headquarters, and the costs related to a workforce reduction. Approximately $2.3 million of the restructuring charge was disbursed in cash. An additional $4.8 million related to vacated facilities is expected to be disbursed over the next four to five years.

     At June 30, 2001, we did not meet the minimum tangible effective net worth, the maximum debt-to-worth and the maximum net loss ($2,500,000 for the quarter ended June 30, 2001) covenants, as amended March 26, 2001, on our $20,000,000 revolving line of credit. A waiver for these violations was received on July 20, 2001.

     In replacement of the waiver received on July 20, 2001, the bank amended the revolving line of credit arrangement in August 2001. The amendment reduced the maximum borrowing to the lesser of $7,500,000 or 65% of our eligible domestic and foreign receivables until October 1, 2001, at which time the percentage decreases to 55%. The bank increased the rate at which the borrowings bear interest to the bank's prime rate plus 1.25%. The agreement amends the financial covenants to a minimum tangible effective net worth of

                                  COM21, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

$35,000,000; a maximum debt-to-worth ratio of 1.60:1.00; a minimum quick ratio of 0.85:1.00; a maximum net loss of $12,500,000 for the second quarter of 2001 excluding non-cash charges up to $75,000,000 and $6,500,000 for the quarter ending September 30, 2001; and minimum unrestricted cash of $5,000,000. As of August 10, 2001, we had no availability for additional borrowings or draws under the arrangement.

     Additionally, the bank converted $1,500,000 of our outstanding borrowings under the line into a term loan. The term loan will expire on December 1, 2001, bears interest rate at the bank's prime rate, and is payable monthly.

     Com21 has also agreed to refinance the $7,500,000 revolving line of credit with another lender by September 28, 2001. We will be required to pay the bank a monthly fee of $1,000 for extensions beyond the stipulated dates for the replacement funding with another financial institution. As part of the arrangement, Com21 has also agreed to seek additional equity funding.

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

  Index to Exhibits

   NUMBER                             EXHIBIT TITLE
  ---------                           -------------
   3.1(1)      Registrant's Amended and Restated Certificate of
               Incorporation.
   3.2(1)      Registrant's Amended and Restated Bylaws.
   4.1(1)      Form of Registrant's Specimen Common Stock Certificate.
   4.2(1)      Amended and Restated Information and Registration Rights
               Agreement, among the Registrant and the investors and
               founders named therein, dated July 22, 1997.
  10.1(1)      Lease Agreement between the Company, John Arrillaga and
               Richard T. Peery, dated May 10, 1996.
  10.2+(1)     Technology License and Reseller Agreement between the
               Company and 3Com Corporation, dated March 22, 1996.
  10.3+(1)     Reseller Agreement between the Company and 3Com Corporation, dated July 30, 1997.
  10.4+(1)     Hardware and Software Technology License Agreement between the Company, Advanced Telecommunications Modules, Limited
               and Advanced Telecommunications Modules, Inc., dated
               February 1, 1996.
  10.5(1)      Registrant's 1995 Stock Option Plan.
  10.6(1)      Registrant's 1998 Stock Incentive Plan.
  10.7(1)      Registrant's 1998 Employee Stock Purchase Plan.
  10.8(1)      Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
  10.9(1)      Loan and Security Agreement between Registrant and Greyrock
               Business Credit, dated May 30, 1997.
  10.10+(1)    International OEM Agreement between the Company, Advanced
               Telecommunications Modules, Inc. and Advanced
               Telecommunications Modules, Limited, dated March 7, 1996.
  10.11+(1)    Agreement for Manufacturing Services between the Company and
               Celestica, Inc., dated October 25, 1996.
  10.12+(1)    Wind River Systems, Inc. VxWorks License Agreement.
  10.13+(1)    Purchase and License Agreement by and between the Company
               and Siemens AG, dated December 2, 1997.
  10.14+(1)    Distribution Agreement by and between the Company and
               Philips Public Telecommunication Systems, dated November 26,
               1997.
  10.15+(4)    Share Purchase Agreement by and between Com21 and GADline,
               Ltd. dated July 3, 2000
  10.16+(5)    Share Purchase Agreement by and between Com21 and BitCom,
               Inc. dated July 6, 2000
  10.17(6)     Revolving Credit and Security Agreement between Registrant and Comerica Bank -- California, dated December 1, 2000 and amended as of March 14, 2001.
  10.18+(3)    Registrant's 2000 Stock Option Plan.

   NUMBER                             EXHIBIT TITLE
  ---------                           -------------
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

(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-70945).

(3) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-39898).

(4) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-46144).

(5) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K (File No. 000-24009).

(6) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K filed April 5, 2001.

(7) Previously filed as an exhibit to the Registrant's current report on Form 8-K (File No. 000-24009).

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

Date: August 28, 2001

                                          COM21, INC.

                                          By:                  *
                                            ------------------------------------
                                                      Craig Soderquist
                                               President and Chief Executive
                                                           Officer

     In pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                          *                              President, Chief Executive     August 28, 2001
-----------------------------------------------------  Officer and Director (Principal
                  Craig Soderquist                           Executive Officer)

                  /s/ RALPH MARIMON                        Vice President, Finance      August 28, 2001
-----------------------------------------------------     (Principal Financial and
                    Ralph Marimon                            Accounting Officer)

                          *                                       Director              August 28, 2001
-----------------------------------------------------
                     Paul Baran

                          *                                       Director              August 28, 2001
-----------------------------------------------------
                   George Merrick

                          *                                       Director              August 28, 2001
-----------------------------------------------------
                    James Gagnard

                          *                                       Director              August 28, 2001
-----------------------------------------------------
                    James Spilker

                          *                                       Director              August 28, 2001
-----------------------------------------------------
                   Daniel J. Pike

                          *                                       Director              August 28, 2001
-----------------------------------------------------
                     Susan Nycum

               *By: /s/ RALPH MARIMON
  -------------------------------------------------
                    Ralph Marimon
                  Attorney-in-Fact

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

(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-70945).

(3) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-39898).

(4) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-46144).

(5) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K (File No. 000-24009).

(6) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K filed April 5, 2001.

(7) Previously filed as an exhibit to the Registrant's current report on Form 8-K (File No. 000-24009).