Form 10-Q/A
period 2001-03-31
COM21 INC
filed 2001-08-28
CIK 945379

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 2

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

                                  COM21, INC.

                                     INDEX

                                                                         PAGE
                                                                         ----
                        PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets -- March 31, 2001 and
         December 31, 2000...........................................      1
         Condensed Consolidated Statements of Operations and
         Comprehensive Loss -- Three Months Ended March 31, 2001 and
         2000........................................................      2
         Condensed Consolidated Statements of Cash Flows -- Three
         Months Ended March 31, 2001 and 2000........................      3
         Notes to Condensed Consolidated Financial Statements........      4
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................     10
Signature............................................................     25

     In addition to historical information, this amendment to quarterly report on Form 10-Q contains forward-looking statements including statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at Risk Factors. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q/A. Com21 undertakes no obligation to publicly release any revision's to forward-looking statements to reflect events or circumstances arising after the date of this document. See Risk Factors below and in the annual report on Form 10-K filed with the SEC on April 2, 2001, as amended.

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
                                                               =======       =======

 4. LINE OF CREDIT

     In December 2000, Com21 entered into a revolving line of credit agreement, for working capital purposes, which allows Com21 to borrow up to the lesser of $20,000,000 or 65% of Com21's eligible domestic and foreign accounts receivable. At March 31, 2001, Com21 had $10,000,000 of principal outstanding under the agreement. Borrowings under the line are secured by substantially all the assets of Com21 and bear annual interest at the prime rate (8.00% at March 31, 2001) plus 0.25%, which is payable monthly. The line expires on November 30, 2001 at which time all outstanding borrowings and unpaid interest are due. The agreement, as amended March 26, 2001, requires Com21 to comply with certain financial covenants which include maintaining a minimum tangible effective net worth of $70,000,000; a maximum debt-to-worth ratio of 1.00:1.00; a minimum quick ratio of 1.00:1.00; maximum net loss of $11,000,000 excluding non-cash charges and one time costs and expenses; and minimum unrestricted cash of $5,000,000. At March 31, 2001, Com21 did not meet the maximum net loss covenant. A waiver for this violation was received on April 19, 2001.

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

 9. SUBSEQUENT EVENT

     During the quarter ended June 30, 2001, we recorded a restructuring charge of approximately $67.4 million resulting from the spin-off of the Voice Systems Division, the closure of the Wireless Division and Maryland Development Center, the consolidation of facilities at the Milpitas, California headquarters, and the costs related to a workforce reduction. Approximately $2.3 million of the restructuring charge was disbursed in cash. An additional $4.8 million related to vacated facilities is expected to be disbursed over the next four to five years.

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

     During the quarter ended June 30, 2001, we recorded a restructuring charge of approximately $67.4 million resulting from the spin-off of the Voice Systems Division, the closure of the Wireless Division and Maryland Development Center, the consolidation of facilities at the Milpitas, California headquarters, and the costs related to a workforce reduction. Approximately $2.3 million of the restructuring charge was disbursed in cash. An additional $4.8 million related to vacated facilities is expected to be disbursed over the next four to five years.

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

     Our principal source of liquidity as of March 31, 2001, consisted of approximately $32.1 million of cash and cash equivalents, of which $10.2 million is restricted. We have executed a standby letter of credit for our contract manufacturer, Celestica. If we fail to pay their invoices within 30 days, Celestica can secure payment against the standby letter of credit. At March 31, 2001, we had outstanding borrowing of approximately $10.0 million under our line of credit, which expires November 30, 2001. The agreement, as amended March 26, 2001, requires Com21 to comply with certain financial covenants which include maintaining a minimum tangible effective net worth of $70,000,000; a maximum debt-to-worth ratio of 1.00:1.00; a minimum quick ratio of 1.00:1.00; maximum net loss of $11,000,000 excluding non-cash charges and one time costs and expenses; and minimum unrestricted cash of $5,000,000. At March 31, 2001, Com21 did not meet the maximum net loss covenant. A waiver for this violation was received on April 19, 2001. At June 30, 2001, we did not meet the minimum tangible effective net worth, the maximum debt-to-worth and the maximum net loss ($2,500,000 for the quarter ended June 30, 2001) covenants, as amended March 26, 2001. A waiver for these violations was received on July 20, 2001.

     In replacement of the waiver received on July 20, 2001, the bank amended the revolving line of credit arrangement in August 2001. The amendment reduced the maximum borrowing to the lesser of $7,500,000 or 65% of our eligible domestic and foreign receivables until October 1, 2001, at which time the percentage decreases to 55%. The bank increased the rate at which the borrowings bear interest to the bank's prime rate plus 1.25%. The agreement amends the financial covenants to minimum tangible effective net worth of $35,000,000; a maximum debt-to-worth ratio of 1.60:1.00; a minimum quick ratio of 0.85:1.00; a maximum net loss of $12,500,000 for the second quarter of 2001 excluding non-cash charges up to $75,000,000 and $6,500,000 for the quarter ending September 30, 2001; and minimum unrestricted cash of $5,000,000. As of August 10, 2001, we have no availability for additional borrowings or draws under the arrangement.

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

OUR BUSINESS OPERATIONS MAY BE IMPACTED BY THE CALIFORNIA ENERGY CRISIS.

     Our principal executive offices are located in the Silicon Valley in northern California. California has been experiencing an energy crisis that has resulted in disruptions in power supply and increases in utility costs to consumers and businesses throughout the state. Should the energy crisis continue, we, together with many other Silicon Valley companies, may experience power interruptions and shortages and be subject to significantly higher costs of energy. Although we have not experienced any material disruption to our business to date, if the energy crisis continues and power interruptions or shortages occur in the future, they may cause a decline in our business.

THE LOCATION OF OUR FACILITIES IS SUBJECT TO THE RISK OF EARTHQUAKES AND OTHER NATURAL DISASTERS.

     Our corporate headquarters, including some of its research and development operations and our in-house manufacturing facilities, are located in the Silicon Valley area of northern California, a region known for seismic activity. A significant natural disaster in the Silicon Valley, such as an earthquake or power loss, could halt our business, weaken its financial condition and create disappointing operating results.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Com21, Inc.

Date: August 28, 2001                     By: /s/ RALPH MARIMON
                                              Vice President of Finance
                                              and Corporate Secretary