Form 10-Q
period 2001-09-30
COM21 INC
filed 2001-11-14
CIK 945379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

[X] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 27,919,142 as of September 30, 2001.



COM21, INC.

INDEX

<BTB>

<s>

In addition to historical information, this Form 10-Q contains forward-looking statements including statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed at Risk Factors below and in the Risk Factors section of Com21's annual report on Form 10-K dated April 2, 2001, as amended on July 31, 2001 and August 28, 2001, as filed with the SEC. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Com21 undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See Risk Factors below as well as Risk Factors in Com21's annual report on Form 10-K dated April 2, 2001, as amended on July 31, 2001 and August 28, 2001, as filed with the SEC.

PART I: FINANCIAL INFORMATION
Item 1 Financial Statements

COM21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

ASSETS	September 30, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$ 21,695	$ 25,237
Restricted cash	11,525	11,250
Short-term investments	11	9,427
Accounts receivable, net:
Trade	20,014	40,609
Other	6,587	10,159
Inventories	24,123	33,960
Prepaid expenses and other	1,744	4,188
Total current assets	85,699	134,830
Investments	2,000	2,000
Property and equipment, net	9,586	16,690
Intangible assets, net	3,825	60,057
Other assets	625	788
Total Assets	$ 101,735	$ 214,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 39,767	$ 48,543
Accrued compensation and related benefits	2,075	4,447
Accrued restructuring costs	3,029	-
Other current liabilities	3,427	7,045
Current portion of capital lease and debt obligations	9,227	11,312
Total current liabilities	57,525	71,347
Deferred rent	512	371
Accrued restructuring costs	2,226	-
Capital lease obligations	215	9
Total Liabilities	60,478	71,727

Stockholders' equity:
Common stock, $0.001 par value, 160,000,000 shares authorized; 27,919,142 and 24,679,217 shares issued and outstanding at September 30, 2001 and December 31, 2000	28	25
Additional paid-in capital	272,290	263,803
Deferred stock compensation	(54)	(5,839)
Accumulated deficit	(230,212)	(115,072)
Accumulated other comprehensive loss	(795)	(279)
Total Stockholders' Equity	41,257	142,638

Total Liabilities and Stockholders' Equity	$ 101,735	$ 214,365

See notes to condensed consolidated financial statements.






COM21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenues	$ 30,096	$ 60,636	$ 97,006	$ 153,550
Cost of revenues	29,691	50,182	90,874	116,496
Amortization of intangible assets	-	758	1,264	758
Gross profit	405	9,696	4,868	36,296

Operating expenses:
Research and development	3,508	13,169	19,158	31,668
Sales and marketing	3,708	7,375	15,725	20,045
General and administrative	2,745	2,664	11,024	6,283
Amortization of intangible assets	255	2,609	4,733	2,609
Stock-based compensation *	58	699	1,514	1,448
Restructuring charges	1,244	-	68,696	-
In-process research and development	-	8,823	-	8,823
Total operating expenses	11,518	35,339	120,850	70,876

Loss from operations	(11,113)	(25,643)	(115,982)	(34,580)

Total other income, net	460	831	861	3,626
Loss before income taxes	(10,653)	(24,812)	(115,121)	(30,954)

Income taxes	-	-	19	22

Net loss	(10,653)	(24,812)	(115,140)	(30,976)

Other comprehensive income (loss), net of tax-
Unrealized gain (loss) on available-for-sale investments	(819)	2,594	(516)	1,998
Comprehensive loss	$ (11,472)	$ (22,218)	$ (115,656)	$ (28,978)

Net loss per share, basic and diluted	$ (0.39)	$ (1.02)	$ (4.30)	$ (1.37)

Shares used in computation, basic and diluted	27,484	24,242	26,748	22,645

* Stock-based compensation:
Research and development	$ 58	$ 604	$ 1,384	$ 987
Sales and marketing	-	13	29	16
General and administrative	-	82	101	445
	$ 58	$ 699	$ 1,514	$ 1,448

See notes to condensed consolidated financial statements.

COM21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
			Nine Months Ended September 30,
			2001	2000
Cash flows from operating activities:
Net loss			$ (115,140)	$ (30,976)
Adjustments to reconcile net loss to net cash used in operating activities:
	Stock-based compensation		1,514	1,448
	Depreciation and amortization		10,175	7,103
	Non-cash restructuring charges		60,310	-
	In-process research and development		-	8,823
	Deferred rent		155	(12)
	Gain on sales and maturities of investments		(830)	(423)
Changes in operating assets and liabilities, net of effect of companies acquired:
	Accounts receivable - trade		20,288	(27,103)
	Accounts receivable - other		3,572	(2,719)
	Inventories		7,663	(9,470)
	Prepaid expenses and other		1,391	(4,066)
	Other assets		102	(2,049)
	Accounts payable		(7,457)	27,457
	Accrued compensation and related benefits		(1,567)	1,742
	Other current liabilities		(2,995)	(833)
	Accrued restructuring costs		5,255	-
Net cash used in operating activities			(17,564)	(31,078)

Cash flows from investing activities:
Proceeds from sales and maturities of investments			9,730	99,398
Purchases of investments			-	(56,004)
Purchases of property and equipment			(952)	(8,549)
Purchase of companies, net of cash acquired			-	(783)
Net cash provided by investing activities			8,778	34,062

Cash flows from financing activities:
Proceeds from private equity financing, net			6,864	-
Proceeds from issuance of common stock, net			460	3,651
Repayments under capital lease obligations			(327)	(457)
Repayments on debt obligations			(1,478)	-
Restricted cash			(275)	(4,056)
Net cash provided by (used in) financing activities			5,244	(862)

Net change in cash and cash equivalents			(3,542)	2,122
Cash and cash equivalents at beginning of period			25,237	16,499
Cash and cash equivalents at end of period			$ 21,695	$ 18,621

Noncash investing and financing activities:
Unrealized gain on available-for-sale investments			$ (516)	$ (1,998)
Property acquired under capital leases			$ 476	$ -
Additional common stock related to GADline acquisition			$ 963	$ -
Fair value of warrants to purchase common stock			$ 719	$ -
Deferred stock compensation			$ -	$ 1,088
See notes to condensed consolidated financial statements



COM21, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

  Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by Com21 pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared using accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Com21's financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in Com21's Form 10-K dated April 2, 2001, as amended on July 31, 2001 and on August 28, 2001, as filed with the SEC.

Certain prior period amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

2. Recent Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, and the accounting for goodwill and other intangible assets after their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives not be amortized, but rather tested at least annually for impairment. Com21 will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, Com21 will stop the amortization of goodwill with an expected net carrying value of $3,570,000 at the date of adoption, and annual amortization of $1,020,000 that resulted from business combinations completed prior to the adoption of SFAS No. 141. Com21 will evaluate goodwill under the SFAS No. 142 transition impairment test, and has not determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Com21 will adopt SFAS No. 144 on January 1, 2002 and has not yet determined the impact of adopting of this statement.

3. Restructuring Charges

During 2001, Com21 announced a number of programs to reduce operating expenses. These programs were designed to prioritize Com21's initiatives around high-growth areas of the business, focus on profit contribution, and reduce expenses and capital spending. These restructuring programs included workforce reductions, reorganization and closure of certain business functions, and consolidation of excess facilities. As a result of the restructuring efforts, Com21 recorded restructuring charges of $87,000, $67,365,000 and $1,244,000 for the three months ended March 31, 2001, June 30, 2001 and September 30, 2001, respectively.

A summary of the accrued restructuring charges for the nine months ended September 30, 2001 is as follows (in thousands):

	2001 Restructuring Provision	Utilized	Accrual at September 30, 2001
Workforce reduction	$ 1,096	$ (1,022)	$ 74
Closure of Maryland development center	4,704	(4,704)	-
Spin-off of voice systems division	55,397	(55,397)	-
Consolidation of facilities	7,499	(2,318)	5,181
Total	$ 68,696	$ (63,441)	$ 5,255

Workforce reduction - The restructuring programs resulted in the reduction of approximately 300 employees across all business functions and operating units, including employees of the wireless business unit, Maryland development center and corporate headquarters. The remaining $74,000 accrual at September 30, 2001 related to severance and fringe benefits which will be disbursed in the fourth quarter of 2001.

Closure of the wireless business unit - In April 2001, we ceased development in our wireless business unit to focus our efforts on projects with shorter development cycles. All wireless employees were terminated and the facility located in Long Island, New York was closed in May 2001. The restructuring charges associated with this action are included within the "workforce reduction" and "consolidation of facilities" in the table above.

Closure of Maryland development center (formerly known as BitCom) - As Com21 consolidated its facilities and focused on reducing expenses, the development of ATM products was transferred from the Maryland development center to the facility in Cork, Ireland in April 2001. The Maryland development center was then closed and all employees terminated in May 2001. This closure resulted in a restructuring charge of $4,704,000 resulting primarily from the acceleration of deferred stock compensation related to stock awards given to employees upon termination.

Spin-off of the voice systems division (formerly known as GADline) - In June 2001, Com21 sold the voice systems division to the division's management team and recorded a restructuring charge of $55,397,000. Of the amount, $50,753,000 related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets. The $50,753,000 consists primarily of goodwill and technology capitalized in the GADline acquisition.

The goodwill associated with the GADline acquisition is primarily related to GADline's in-process voice technology. This technology was not fully developed at the time of the spin-off, and Com21 does not currently plan to continue to fund this technology, to develop alternative technology or to integrate any existing GADline voice technology in future products. As there would be no future benefit to Com21 from the goodwill, the remaining $36,028,000 was written off at the time of spin-off.

It was also determined at the time of the spin-off, through a review of Com21's existing product portfolio and future product roadmap, that the technologies purchased from GADline were not and would not be utilized in Com21 products subsequent to the spin-off. The technology behind GADline products includes a cable modem designed by GADline, and an end-to-end network system providing voice and data services over cable television lines. As Com21 has not integrated and does not expect to integrate these technologies into its product portfolio, and the rights to these technologies and these products were sold to the purchasers of the voice systems division, the intangible asset of $12,374,000 associated with the purchased technology was written off.

The remaining $4,644,000 of the charge associated with the spin-off of the voice systems division includes a cash payment to the buyers of $1,320,000, which was paid at the time of separation and disposal of net intangible assets. A convertible note received from the buyers was not valued as the estimated recovery was zero.

Consolidation of excess facilities - The consolidation of excess facilities includes the 2001 second quarter exiting of the wireless business unit facility in Long Island, New York, the Maryland development center, and a building in Milpitas, California. Com21 initially recorded a charge of $6,255,000 related primarily to the net rental expense on non-cancelable leases and the write-off of fixed assets and leasehold improvements associated with the exit activity. As a result of changing real estate market conditions during the quarter ended September 30, 2001, we revised our assumptions related to the timeframe to sublease the Milpitas building. As a result, we recorded an additional provision of $1,244,000 in the quarter ended September 30, 2001. We expect to pay the remaining accrued net lease obligations of $5,181,000 over the next four years.

4. Inventories

Inventories consist of (in thousands):
	September 30, 2001	December 31, 2000
Raw materials and sub-assemblies	$ 7,669	$ 10,363
Work-in-process	866	5,477
Finished goods	15,588	18,120
	$ 24,123	$ 33,960





<BTB>

5. Line of Credit

In December 2000, Com21 entered into a revolving line of credit agreement, for working capital purposes, which allows Com21 to borrow up to the lesser of $20,000,000 or 65% of Com21's eligible domestic and foreign accounts receivable. At September 30, 2001, Com21 had $9,000,000 of principal outstanding under the agreement. Borrowings under the line are secured by substantially all the assets of Com21 and bear annual interest at the bank's prime rate (7.00% at September 30, 2001) plus 0.25%, which is payable monthly. The line expires on November 30, 2001, at which time all outstanding borrowings and unpaid interest are due. The agreement, as amended in March 2001, requires Com21 to comply with certain financial covenants, which include maintaining a minimum tangible effective net worth of $70,000,000; a maximum debt-to-worth ratio of 1.00:1.00; a minimum quick ratio of 1.00:1.00; maximum net loss of $2,500,000 excluding non-cash charges and one time costs and expenses; and minimum unrestricted cash of $5,000,000. At June 30, 2001, Com21 did not meet the minimum tangible effective net worth, the maximum debt-to-worth and the maximum net loss covenants. A waiver for these violations was received on July 20, 2001.

In replacement of the waiver received on July 20, 2001, the bank amended the revolving line of credit arrangement in August 2001. The amendment reduced the maximum borrowing to the lesser of $7,500,000 or 65% of Com21's eligible domestic and foreign receivables until October 1, 2001, at which time the percentage decreases to 55%. The bank also increased the rate at which the borrowings bear interest to the bank's prime rate plus 1.25%. The amendment modified the financial covenants to a minimum tangible effective net worth of $35,000,000; a maximum debt-to-worth ratio of 1.60:1.00; a minimum quick ratio of 0.85:1.00; maximum net loss of $12,500,000 for the second quarter of 2001 excluding non-cash charges up to $75,000,000 and $6,500,000 for the third quarter of 2001; and minimum unrestricted cash of $5,000,000. At September 30, 2001, Com21 had no availability for additional borrowings or draws under the arrangement and did not meet the maximum net loss covenant. A waiver for this violation was received on October 26, 2001.

Additionally, the bank converted $1,500,000 of Com21's outstanding borrowings under the line into a term loan. The term loan will expire on December 1, 2001, bears interest at the bank's prime rate, and is payable monthly. An October 26, 2001 amendment extended the term loan to December 4, 2001. The term loan is secured by a $1,500,000 cash collateral.

On October 26, 2001, the bank further amended the revolving line of credit to increase the rate at which the borrowings bear interest to the bank's prime rate plus 2.0% and extended the maturity date to December 4, 2001. The amendment also requires a deposit of $1,000,000 on October 26, 2001 and an additional $500,000 on December 4, 2001 as collateral if a new lender has not been found to refinance the line.

As of October 30, 2001, Com21 has received a commitment letter from another commercial lender to refinance the existing line of credit, subject to certain conditions including but not limited to, no material adverse change in the company's business. An agreement is expected to be consummated by December 4, 2001, although no assurances can be given.

6. Commitments and Litigation

Com21's contract manufacturers have obtained or have on order substantial amounts of inventory to meet Com21's revenue forecasts. If future shipments do not use up the committed inventory, the contract manufacturers have the right to charge for the fixed amount of excess inventories as well as a variable amount for inventory carrying costs. These inventory commitments have a term of less than one year as the revenue forecasts provided to the contract manufacturers are for less than one year. At September 30, 2001, the commitments totaled approximately $18,600,000. At September 30, 2001, $10,000,000 held in a certificate of deposit is restricted for use as standby letter of credit on purchases from a third-party contract manufacturer. The standby letter of credit expires on April 30, 2002.

Com21 is subject to various legal proceedings and claims which arise in the normal course of business. Com21 does not believe that any current litigation or claims have any merit and intends to defend them vigorously; however, an unfavorable resolution could have a negative impact on Com21's business, operating results or financial condition.

7. Stockholders' Equity

Net Loss Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

	Three months Ended September 30,
	2001	2000
Net Loss (Numerator):
Net loss, basic and diluted	$(10,653)	$ (24,812)
Shares (Denominator):
Weighted average common shares outstanding	27,661	24,479
Weighted average common shares outstanding subject to repurchase or forfeiture	(177)	(237)
Shares used in computation, basic and diluted	27,484	24,242
Net loss per share, basic and diluted	$ (0.39)	$ (1.02)

	Nine months Ended September 30,
	2001	2000
Net Loss (Numerator):
Net loss, basic and diluted	$ (115,140)	$ (30,976)
Shares (Denominator):
Weighted average common shares outstanding	26,970	22,740
Weighted average common shares outstanding subject to repurchase or forfeiture	(222)	(95)
Shares used in computation, basic and diluted	26,748	22,645
Net loss per share, basic and diluted	$ (4.30)	$ (1.37)

During the three and nine months ended September 30, 2001 and 2000, Com21 had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at September 30, 2001: 163,333 outstanding shares of common stock subject to repurchase or forfeiture; warrants to purchase 3,555,980 shares of common stock; and options to purchase 6,857,463 shares of common stock.

Common Stock - In January 2001, Com21 issued an additional 175,124 shares of common stock to former GADline shareholders upon completion of certain predefined development milestones included in the share purchase agreement. The common stock was valued on the measurement date at $963,000 and recorded as additional goodwill in the first quarter of 2001. All remaining unearned milestone shares expired during the quarter ended March 31, 2001.

In January 2001, Com21 issued an additional 50,000 shares of common stock to former BitCom employees upon completion of certain product development milestones defined in the BitCom agreement. These shares were valued on the measurement date at $263,000 and recorded as stock-based compensation in the first quarter of 2001. All remaining unearned milestone shares expired during the quarter ended March 31, 2001.

Com21 completed a $7,650,615 equity financing with Fletcher International Limited (Fletcher). Pursuant to a subscription agreement, dated February 28, 2001, Fletcher agreed to purchase 2,450,000 shares of Com21's common stock at a price of $3.1227 per share and a warrant to acquire up to an additional 2,450,000 shares of Com21's common stock. The warrant is immediately exercisable and remains exercisable for a period of seven years from the date of issuance at the exercise price of $9.0951 per share. The number of shares issuable upon exercise of the warrant and the exercise price per share are subject to adjustment upon the occurrence of certain events set forth in the warrant agreement including: the issuance of additional securities at a price below the greater of the market price of the common stock and the exercise price of the warrant or the declaration of a stock split, dividend, consolidation, recombination, reclassification or similar transaction. The fair value of the warrant is approximately $2,500,000 and is recorded as additional paid in capital. Com21 determined the value of the warrant using the Black-Scholes option pricing model over the contractual term of the warrant with the following assumptions: stock volatility, 75%; risk free interest rate, 5.4%; and no dividends during the expected term. Net proceeds from the private equity financing were $6,864,000.

In accordance with the agreement terms, Com21 is contractually obligated to issued an additional 502,250 warrants to Fletcher (with an obligation to issue up to an additional 553,730 warrants) since the common stock sold in the financing was not registered by June 5, 2001. The $512,000 fair value of the issued warrants was determined using the Black-Scholes option pricing model over the contractual term of the warrants with the following assumptions: stock volatility, 75%; risk free interest rate, 5.4%; and no dividends during the expected term.

8. Segment Information

For purposes of segment reporting, Com21 aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Based on this criteria, there are three operating and reportable segments: ATM products, DOCSIS products and Voice products. The ATM products segment develops, manufactures, and markets the proprietary cable modems, ATM headend equipment and network management software. The DOCSIS products segment develops, manufactures, and markets DOCSIS cable modems. The Voice products segment (which Com21 spun-off in June 2001) developed, manufactured, and marketed telephony products for use in cable plants.

The following tables are the financial results the chief operating decision maker, as defined by SFAS No. 131, utilizes in evaluating the performance of Com21's reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenues:
ATM products	$ 17,168	$ 37,408	$ 58,707	$ 104,605
DOCSIS products	12,928	22,469	37,646	48,186
Voice products	-	759	653	759
Total	$ 30,096	$ 60,636	$ 97,006	$ 153,550

Cost of Revenues:
ATM products	$ 13,934	$ 29,362	$ 46,983	$ 70,451
DOCSIS products	15,757	20,980	43,113	46,205
Voice products	-	598	2,042	598
Total	$ 29,691	$ 50,940	$ 92,138	$ 117,254

Gross Profit:
ATM products	$ 3,234	$ 8,046	$ 11,724	$ 34,154
DOCSIS products	(2,829)	1,489	(5,467)	1,981
Voice products	-	161	(1,389)	161
Total	$ 405	$ 9,696	$ 4,868	$ 36,296

Com21's product lines differ primarily based on product functions. Headend equipment controls the flow of data communications between cable modems and an external network, such as the Internet or a corporate network. Cable modems send and receive data over coaxial cable. Network management software facilitates provisioning, fault isolation, network configuration, field inventory, auto-discovery and performance for the headend equipment. For the three and nine months ended September 30, 2001 and 2000, Com21 recorded product revenue from sales of headend equipment, cable modems and network management software as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Headend equipment	$ 4,116	$ 5,204	$ 14,171	$ 22,192
Cable modems	25,952	55,297	82,629	130,651
Network management software	28	135	206	707
Total revenues	$ 30,096	$ 60,636	$ 97,006	$ 153,550

PART I: FINANCIAL INFORMATION

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Com21's unaudited condensed consolidated financial statements and notes thereto. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to the Risk Factors section contained in Com21's Annual Report on Form 10-K/A dated July 31, 2001 and August 28, 2001, and to the Risk Factors section contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Overview and Current Developments

Com21, Inc. is a leading global supplier of broadband access solutions. Com21's products enable domestic and international cable operators to provide high-speed, cost-effective Internet access; reduce operating costs; and maximize revenue opportunities in a variety of subscriber markets - including private homes, corporate telecommuters, and small businesses. We develop and sell headend equipment, subscriber cable modems, and network management software to support the Asynchronous Transfer Mode, or ATM, Data Over Cable System Interface Specification, or DOCSIS, European Data-Over-Cable System Interface, or EuroDOCSIS, and Digital Video Broadcasting, or DVB standards. In the North American market, we sell directly to cable operators such as Comcast Communications, AT&T, Charter Communications, Cox Communications, and to systems integrators such as HSA. Internationally, we sell primarily to systems integrators such as Telindus, Furukawa and Siemens, who in turn sell to cable operators.

During the first half of 2000, cable modem manufacturers experienced shortages and long lead times for component materials such as flash memory and capacitors. Due to these shortages, the production of cable modems was constrained. We placed substantial orders for component material to ensure we would meet our anticipated build plan, especially for our DOXport® 1110 modem that began shipping late in the third quarter of 2000. We believe cable operators also overbought in the second and third quarters of 2000 to ensure they had sufficient product to meet subscriber demand. During the fourth quarter of 2000, the order rates from cable operators and corresponding revenues dropped sharply resulting in lower demand as cable operators started to balance and bring down their inventory levels. This slow down in sales in the fourth quarter of 2000 caused our finished goods inventory levels to increase substantially. During the first nine months of 2001, inventory declined 29% from December 31, 2000 levels as we reduced the build rate of our contract manufacturers and managed our inventory levels. Although inventory declined, our contract manufacturers began charging us for the carrying cost of inventory they purchased on our behalf in the second quarter of 2001.

Additionally, at the end of 2000, cable operators began to lengthen their accounts payable payment cycles as they managed their working capital more tightly. Although we believe that distribution of cable modems will continue to increase because subscriber growth for high speed Internet access is forecasted to increase in 2001 and 2002, some cable operators delayed ordering new equipment in early 2001 in order to use the existing levels of inventory. This caused a sequential decrease in the amount of product that we shipped in North America from the first nine months of 2000 to the first nine months of 2001. Due to this oversupply of inventory by some manufacturers, price competition has become more intense resulting in lower average selling prices and gross margin pressures, especially for DOCSIS modems. We believe these factors are likely to further depress revenues and gross margins, and are likely to cause inventory levels to remain higher than historical levels due to lower shipment rates.

We have also focused on managing our accounts receivable balances by using more aggressive collection efforts, and as a result, during the first nine months of 2001, we reduced the number of days of sales outstanding from 90 days as of December 31, 2000 to 61 days as of September 30, 2001.

During 2001, Com21 announced a number of programs to reduce operating expenses. These programs were designed to prioritize Com21's initiatives around high-growth areas of the business, focus on profit contribution, and reduce expenses and capital spending. These restructuring programs included workforce reductions, reorganization and closure of certain business functions, and consolidation of excess facilities. As a result of the restructuring efforts, Com21 recorded restructuring charges of $87,000, $67.4 million and $1.2 million for the three months ended March 31, 2001, June 30, 2001 and September 30, 2001, respectively.

The restructuring programs resulted in the reduction of approximately 300 employees across all business functions and operating units including employees of the wireless business unit, Maryland development center and corporate headquarters. The severance and fringe benefits associated with the workforce reduction resulted in a restructure charge of $1.1 million.

In April 2001, we ceased development in our wireless business unit to focus our efforts on projects with shorter development cycles. All wireless employees were terminated and the facility located in Long Island, New York was closed in May 2001.

As Com21 consolidated its facilities and focused on reducing expenses, the development of ATM products was transferred from the Maryland development center (formerly known as BitCom) to the facility in Cork, Ireland in April 2001. The Maryland development center facility was then closed and all employees terminated in May 2001. This closure resulted in a restructuring charge of $4.7 million resulting primarily from the acceleration of deferred stock compensation related to stock awards given to employees upon termination.

In June 2001, Com21 sold the voice systems division (formerly know as GADline) to the division's management team and recorded a restructuring charge of $55.4 million. Of the amount, $50.8 million related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets. The $50.8 million consists primarily of goodwill and technology capitalized in the GADline acquisition.

The goodwill associated with the GADline acquisition is primarily related to GADline's in-process voice technology. This technology was not fully developed at the time of the spin-off, and Com21 does not currently plan to continue to fund this technology, to develop alternative technology, or to integrate any existing GADline voice technology in future products. As there would be no future benefit to Com21 from the goodwill, the $36.0 million of goodwill from the GADline acquistion was written off at the time of spin-off.

It was also determined at the time of the spin-off, through a review of Com21's existing product portfolio and future product roadmap, that the technologies purchased from GADline were not and would not be utilized in Com21 products subsequent to the spin-off. The technology behind GADline products includes a cable modem designed by GADline and an end-to-end network system providing voice and data services over cable television lines. As Com21 has not integrated and does not expect to integrate these technologies into its product portfolio, and the rights to these technologies and these products were sold to the purchasers of the voice systems division, the intangible asset of $12.4 million associated with the purchased technology was written off.

The remaining $4.6 million of the charge associated with the spin-off of the voice systems division includes a cash payment to the buyers of $1.3 million, which was paid at the time of separation and disposal of net intangible assets.

The consolidation of excess facilities includes the 2001 second quarter exiting of the wireless business unit facility in Long Island, New York, the Maryland development center, and a building in Milpitas, California. Com21 initially recorded a charge of $6.3 million related primarily to the net rental expense on non-cancelable leases and the write-off of fixed assets and leasehold improvements associated with the exit activity. As a result of changing real estate market conditions during the quarter ended September 30, 2001, we revised our assumptions related to the timeframe to sublease the Milpitas building. As a result, we recorded an additional restructure provision of $1.2 million in the quarter ended September 30, 2001.

In the future, we may continue to reduce operating expenses to accommodate potentially decreased revenues or gross margins, or discontinue some development programs and product lines. This could result in additional reductions in workforce, restructuring charges, write offs of inventory carrying values, or provisions for the impairment of long-lived assets. Any of these factors could affect our financial position, results of operations, cash flows, or stock price.

Com21 completed a $7,650,615 equity financing with Fletcher International Limited, or Fletcher. Pursuant to a subscription agreement, dated February 28, 2001, Fletcher agreed to purchase 2,450,000 shares of Com21's common stock at a price of $3.1227 per share and a warrant to acquire up to an additional 2,450,000 shares of Com21's common stock. The warrant is immediately exercisable and remains exercisable for a period of seven years from the date of issuance at the exercise price of $9.0951 per share. The number of shares issuable upon exercise of the warrant and the exercise price per share are subject to adjustment upon the occurrence of certain events set forth in the warrant agreement including: the issuance of additional securities at a price below the greater of the market price of the common stock and the exercise price of the warrant or the declaration of a stock split, dividend, consolidation, recombination, reclassification, or similar transaction. Net proceeds from the private equity financing were $6,864,000.In accordance with the agreement terms, Com21 issued an additional 502,250 warrants to Fletcher (with an obligation to issue up to an additional 553,730 warrants) since the common stock sold in the financing was not registered by June 5, 2001.

Com21 was incorporated in Delaware in June 1992. Our principal executive offices are located at 750 Tasman Drive, Milpitas, California 95035 and our telephone number at that address is (408) 953-9100. We can also be reached at our website http://www.com21.com. The contents of our website are not part of this report.

Results of Operations

Revenues - Revenues decreased 50% from $60.6 million in the third quarter of 2000 to $30.1 million in the third quarter of 2001, and decreased 37% from $153.6 million for the first nine months of 2000 to $97.0 million for the first nine months of 2001. The decrease in revenues is due to a continuing industry-wide downturn in broadband equipment purchases as cable operators balance inventories and capital expenditures. The decrease in revenues is also due to a shift in product mix to include higher unit volumes of the lower priced DOCSIS modems coupled with a decline in the average selling price of DOCSIS cable modems from the third quarter of 2000 due to heavy price competition.

Cable modem sales accounted for 86% of revenues in the third quarter of 2001, as compared to 91% of revenues in the third quarter of 2000. Cable modem sales accounted for 85% of revenues for the first nine months of both 2001 and 2000. The average selling price of all cable modems declined from the third quarter of 2000 to the third quarter of 2001 due to planned price reductions, industry-wide price competition and product mix as we are selling more of our lower priced DOCSIS modems. The average selling price of headend equipment also declined from the third quarter of 2000 to the third quarter of 2001 due to planned price reductions. We anticipate continued pricing pressure on our cable modems and headend equipment, and declines in the average selling price of our ATM and DOCSIS cable modems and headend equipment.

During the quarter ended September 30, 2001, international sales accounted for 65% of revenues, increasing from 56% in the third quarter of 2000. During the nine months ended September 30, 2001, international sales accounted for 70% of revenues, increasing from 62% in the first nine months of 2000.

In the third quarter of 2001, revenues attributable to Telindus accounted for 25% of revenues, while revenues attributable to Comcast accounted for 19% of revenues. In the third quarter of 2000, revenues attributable to Telindus, Comcast and Siemens accounted for 14%, 14% and 11% of revenues, respectively.

Gross Margins - Gross margins decreased from 16% in the third quarter of 2000 to 1% in the third quarter of 2001, and decreased from 24% during the first nine months of 2000 to 5% during the first nine months of 2001. The decrease in margins is primarily due to the following factors:

  The sale of more DOCSIS modems, which have lower gross margins than our proprietary ATM modem. DOCSIS modem shipments increased from 49% of total Com21 modems shipped in third quarter 2000 to 64% of total Com21 modems shipped in third quarter 2001. The adoption of the DOCSIS-based standard has caused considerable price pressure due to the number of competitors in the marketplace.

  Carrying charges resulting from excess inventory at our contract manufacturers.
  Write off of some of our component and finished goods inventory.
  Sales of high cost OEM DOCSIS modems and first generation DOCSIS modems at clearance prices resulting in negative gross margins.
  Amortization of intangible assets as a result of the GADline acquisition.

During fourth quarter of 2001, we anticipate continued pressure on margins due to the following:

  Increased sales of our DOCSIS modems. If the mix of shipments shifts to the lower margin DOCSIS modems, then our total margin percentage will decline.
  Competitive pricing offered by entrenched suppliers to move inventory and increase market share. As the industry continues to move toward standardization of technology, we anticipate increased pricing pressure.

We are taking steps to counter the impact of this price erosion by continuing modem cost reduction programs.

As noted above, cable modem sales accounted for 85% of revenues in the first nine months of both 2001 and 2000. Additionally, revenues from our DOCSIS modems has become a more significant portion of our total cable modem revenue. Cable modems have lower margins than our headend products and our DOCSIS cable modems currently have lower margins than our proprietary ATM modems.

Research and Development - Research and development expenses decreased 73% from $13.2 million in the third quarter of 2000 to $3.5 million in the third quarter of 2001, and decreased 40% from $31.7 million during the first nine months of 2000 to $19.2 million during the first nine months of 2001. The decrease in research and development expenses is due to our efforts to reduce costs. These efforts involved workforce reductions, elimination of certain development programs, and closure and consolidation of research and development facilities, as we refocus our development efforts on key technology initiatives. In 2001, we anticipate that research and development expenses will be less than the 2000 level by about $14.0 million to $16.0 million.

Sales and Marketing - Sales and marketing expenses decreased 50% from $7.4 million in the third quarter of 2000 to $3.7 million in the third quarter of 2001, and decreased 22% from $20.0 million during the first nine months of 2000 to $15.7 million during the first nine months of 2001. This decline is due to our efforts to reduce costs which involved workforce reductions and a decrease in spending on marketing programs. In 2001, we anticipate that sales and marketing expenses will be less than the 2000 level by about $5.0 million to $7.0 million.

General and Administrative - General and administrative expenses increased 3% from $2.7 million in the third quarter of 2000 to $2.7 million in the third quarter of 2001, and increased 75% from $6.3 million during the first nine months of 2000 to $11.0 million during the first nine months of 2001. The increase from the first nine months of 2000 to the first nine months of 2001 was related to higher personnel related costs, increased rent, inclusion of expenses of our GADline acquisition, professional fees, and insurance costs. We anticipate that general and administrative expenses in the fourth quarter of 2001 will be approximately at the same level as the third quarter of 2001.

Amortization of Intangible Assets - Amortization of intangible assets relating to our July 2000 acquisitions of GADline and BitCom totaled an aggregate of $255,000 for the third quarter of 2001 and $2.6 million for the third quarter of 2000; and $4.7 million for the nine months ended September 30, 2001 and $2.6 million for the nine months ended September 30, 2000. In connection with the GADline and BitCom acquisitions, we recorded intangible assets of $67.7 million, which is amortized on a straight-line basis over useful lives of three to five years. During the second quarter of 2001, we spun-off GADline and closed down BitCom which resulted in the write-off of intangible assets of $51.6 million, which is recorded as restructuring charges.

Stock-Based Compensation - Stock-based compensation resulted primarily from the amortization of deferred stock compensation generated from assumed unvested options and restricted stock in our July 2000 acquisitions of GADline and BitCom, the fair value of common stock issued to non-employees for services, and the issuance of additional shares related to meeting defined milestones in January 2001. Deferred stock compensation is being amortized to expense over the vesting period of the individual options. During the second quarter of 2001, we spun-off GADline and closed BitCom which resulted in the acceleration of deferred stock compensation for terminated employees of $4.4 million, which is recorded as restructuring charges.

Restructuring Charges - Restructuring charges resulted from the measures Com21 introduced during 2001 to reduce operating expenses which included reductions in workforce, reorganization and closure of certain business functions, and consolidation of excess facilities. Due to the change in the real estate market conditions, we revised our assumptions related to the timeframe to sublease the Milpitas building which resulted in an additional restructure provision of $1.2 million in the quarter ended September 30, 2001.

In-process research and development - Com21 recorded a one-time charge associated with the GADline acquisition of $8.8 million in the third quarter of 2000 for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. Management believes that the in-process research and development has no alternative future use.

Total Other Income, Net - Total other income, net decreased 45% from $831,000 in the third quarter of 2000 to $460,000 in the third quarter of 2001, and decreased 76% from $3.6 million during the first nine months of 2000 to $861,000 during the first nine months of 2001. The decrease was attributable to lower interest income on a declining cash and investments balance during 2000 and 2001, and higher interest expense due to a line of credit existing in 2001 but not in 2000.

Liquidity and Capital Resources

At September 30, 2001, our cash, cash equivalents and short-term investments were $21.7 million, compared to $34.7 million at December 31, 2000, a decrease of $13.0 million. The decrease is primarily a result of cash used in operations of $17.6 million, and cash used for purchases of property and equipment of $1.0 million. Cash outflows from operations is due primarily to a decrease to accounts payable, accrued compensation and other current liabilities of $6.8 million net of accrued restructuring costs and the net loss of $43.8 million after non-cash items offset by a decrease in accounts receivable - trade, accounts receivable - other, inventories, prepaid expenses and other assets of $33.0 million . During the nine months ended September 30, 2001, we raised $6.9 million net of related costs in a private equity financing, and had $9.7 million as proceeds from the sale and maturity of investments.

During 2000 we generated net losses of approximately $56.1 million, and for the nine months ended September 30, 2001, the net loss was $115.1 million. If we do not increase revenues, improve gross margins, and reduce operating expenses, we may also incur net losses during future quarters. Because of a decline in our revenues in the fourth quarter of 2000, we introduced measures to reduce operating expenses that resulted in restructuring charges of $87,000, $67.4 million and $1.2 million for the three months ended March 31, 2001, June 30, 2001 and September 30, 2001, respectively. Management continues to monitor market conditions to assess the need to take further action, if necessary. Any subsequent actions may result in additional workforce reductions, restructuring charges, discontinuation of product lines, and provisions for impairment of long-lived assets which could harm our financial position, results of operations and stock price.

At September 30, 2001, we had working capital of approximately $28.2 million. The market decline during the second half of 2000 caused us to have difficulties in receiving payment within our normal payment terms of net 30 days. Beginning in the third quarter 2001, we offered our customers a 2% discount if they paid within 10 days of the invoice date. During the first nine months of 2001, we were able to reduce the investment in accounts receivable by reducing the average collection period and days of sales outstanding from 90 days as of December 31, 2000 to 61 days at September 30, 2001 by using more aggressive collection efforts combined with our customers taking advantage of the discount offered. We expect inventory levels to remain at a higher level over the next two quarters as we convert raw material to finished goods and then ship to customers. We expect that our investments in accounts receivable and inventories will continue to represent a significant portion of working capital.

Our principal source of liquidity as of September 30, 2001 consisted of approximately $21.7 million of cash, cash equivalents and short-term investments. We have executed a standby letter of credit for our contract manufacturer, Celestica. If we fail to pay their invoices within 30 days, Celestica can secure payment against a $10.0 million standby letter of credit which expires in April 2002. At September 30, 2001, we had outstanding borrowings of approximately $9.0 million under our line of credit, which expires November 30, 2001. The agreement, as amended in March 2001, requires Com21 to comply with certain financial covenants which include maintaining a minimum tangible effective net worth of $70,000,000; a maximum debt-to-worth ratio of 1.00:1.00; a minimum quick ratio of 1.00:1.00; maximum net loss of $2,500,000 excluding non-cash charges and one time costs and expenses; and minimum unrestricted cash of $5,000,000. At June 30, 2001, Com21 did not meet the minimum tangible effective net worth, the maximum debt-to-worth and the maximum net loss covenants. A waiver for these violations was received on July 20, 2001.

In replacement of the waiver received on July 20, 2001, the bank amended the revolving line of credit arrangement in August 2001. The amendment reduced the maximum borrowing to the lesser of $7,500,000 or 65% of Com21's eligible domestic and foreign receivables until October 1, 2001, at which time the percentage decreases to 55%. The bank also increased the rate at which the borrowings bear interest to the bank's prime rate plus 1.25%. The amendment modified the financial covenants to a minimum tangible effective net worth of $35,000,000; a maximum debt-to-worth ratio of 1.60:1.00; a minimum quick ratio of 0.85:1.00; maximum net loss of $12,500,000 for the second quarter of 2001 excluding non-cash charges up to $75,000,000 and $6,500,000 for the third quarter of 2001; and minimum unrestricted cash of $5,000,000. At September 30, 2001, Com21 had no availability for additional borrowings or draws under the arrangement and did not meet the maximum net loss covenant. A waiver for this violation was received on October 26, 2001.

Additionally, the bank converted $1,500,000 of Com21's outstanding borrowings under the line into a term loan. The term loan will expire on December 1, 2001, bears interest rate at the bank's prime rate, and is payable monthly. An October 26, 2001 amendment extended the term loan to December 4, 2001. The term loan is secured by a $1,500,000 cash collateral.

On October 26, 2001, the bank further amended the revolving line of credit to increase the rate at which the borrowings bear interest to the bank's prime rate plus 2.0% and extended the maturity date to December 4, 2001. The amendment also requires a deposit of $1,000,000 on October 26, 2001 and an additional $500,000 on December 4, 2001 as collateral if a new lender has not been found to refinance the line.

As of October 30, 2001, Com21 has received a commitment letter from another commercial lender to refinance the existing revolving line of credit, subject to certain conditions including, but not limited to, no material adverse change in the company's business. An agreement is expected to be consummated by December 4, 2001 although no assurances can be given.

In light of our current financial situation and our history of operating losses, we expect such financing to be available but at less favorable terms than our present financing arrangement. Future alternative forms of financing may also restrict Com21's operations or limit our ability to respond quickly to changes in the market place. As previously announced, Com21 has engaged Dain Rauscher Wessels to help us evaluate alternative forms of financing. These alternatives may include the sale of additional stock, additional lines of credit, and the additional divestiture of certain business assets. There can be no assurance, however, that any additional financing will be available to us on acceptable terms, or at all, when required. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result given the current price of our common stock. If additional funds are not available, we may be required to delay, scale back, or eliminate one or more of our research and development or manufacturing programs. Accordingly, the inability to obtain this financing could harm our business, financial condition, and results of operations.

We have been working with our key suppliers to secure favorable payment terms including deferring some payments to later periods. Given the size and working capital needs of our business, our recent history of losses, and the steps we are taking to reduce these losses, such as discussions with our key suppliers for more favorable payment terms, we judge our current liquidity situation to be adequate for the next twelve months. At present, we have no material commitment for capital equipment purchases. However, our two largest contract manufacturers have obtained or have on order inventory in the amount of $18.6 million as of September 30, 2001 to meet our future build plans. If our future shipments do not use up this inventory, these contract manufacturers have the right to charge us for inventory carrying costs and to bill us for any excess component and finished goods inventory. We are currently working with our contract manufacturers to ensure an orderly production and payment plan.

Risk Factors

You should carefully consider the risks described below before making a decision to invest in Com21. You may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing Com21.

Com21 may be charged for excess inventory held or on order with our contract manufacturers which would reduce our gross profit.

Our contract manufacturers have obtained or have on order substantial amounts of inventory to meet our revenue forecasts. If our future shipments do not use up the committed inventory, these contract manufacturers have the right to charge us for inventory carrying costs and to bill us for any excess component and finished goods inventory. Through September 30, 2001, we have been billed for inventory carrying charges of approximately $2.1 million. As of September 30, 2001, our two largest contract manufacturers had approximately $18.6 million of on hand inventory and purchase commitments for materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate, which could reduce our working capital and have a negative impact on our financial position. We believe that within the next nine months, shipments of our modem products will create sufficient orders to relieve our commitment to our contract manufacturers.

Com21 may be unable to obtain additional capital needed to operate and grow our business, which could weaken our financial condition and make us unable to develop our technologies and products.

We cannot assure you that any additional financing will be available to us on acceptable terms, or at all, when required. As previously announced, Com21 has engaged Dain Rauscher Wessels to help us evaluate alternative forms of financing. These alternatives may include the sale of additional stock, additional lines of credit, and the additional divestiture of certain business assets. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result given the current price of our common stock. If additional funds are not available, we may be required to delay, scale back, or eliminate one or more of our research and development or manufacturing programs.

As of October 30, 2001, Com21 has received a binding commitment letter from a commercial lender to refinance the existing revolving line of credit. The full agreement is expected to be consummated by December 4, 2001. In light of our current financial situation and our history of operating losses, we expect such financing to be available but it may be at less favorable terms than our present financing arrangement. Future alternative forms of financing may also restrict Com21's operations or limit our ability to respond quickly to changes in the marketplace.

At September 30, 2001, we had an accumulated deficit of approximately $230.2 million. If we do not increase revenues, improve gross margins, and reduce operating expenses, we may also incur net losses during future quarters. Because of a decline in our revenues in the fourth quarter of 2000, we introduced measures to reduce operating expenses that resulted in restructuring charges of $87,000, $67.4 million and $1.2 million in the three months ended March 31, 2001, June 30, 2001 and September 30, 2001, respectively. Management continues to monitor market conditions to assess the need to take further action, if necessary. Any subsequent actions may result in additional workforce reductions, restructuring charges, discontinuation of product lines, and provisions for impairment of long-lived assets, which could harm our financial position, results of operations and stock price.

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

Factors that could cause our revenues to fluctuate include:

    pressure to reduce prices;
    variations in the timing of orders and shipments of our products;
    variations in the size of orders by our customers;
    new product introductions by us or by competitors;
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

Fluctuations in our stock price could lead to a loss of revenues due to our inability to engage new customers and vendors and to renew contracts with our current customers and vendors. Existing and potential customers and vendors may perceive our fluctuating stock price as a sign of instability and may be unwilling to do business with us. If this were to continue to occur, our business, results of operations, and financial condition could be harmed.

Com21's gross margin in one or more future periods is likely to fluctuate significantly and may cause operating results to fall below the expectations of analysts and investors.

Our operating results are impacted significantly by our ability to improve and sustain gross margins. The factors which impact gross margins and cause them to fluctuate from quarter to quarter include:

    pressures to reduce prices;
    changes in the cost of inventory;
    the sales mix within a product group, especially between proprietary ATM and DOCSIS modems;
    component prices we secure from our vendors;
    the average selling prices of our products;
    the effectiveness of our cost reduction efforts;
    the sales mix between our headend equipment and cable modems; and
    the volume of products manufactured.

Additionally, our inability to reduce inventory levels may result in substantial inventory-related charges including marking component inventory to current market prices because of falling component prices, and significant excess and obsolete inventory write-offs.

A reduction in gross margins would harm our operating results and reduce the amount of cash flow generated from operations. Additionally, if operating results did not satisfy the expectations of analysts or investors, the trading price of our common stock would likely decline.

We must reduce the cost of our cable modems to remain competitive.

Some of our competitors have assets and annual revenues that far exceed ours and because of their financial status are able to offer cable modem products at lower prices than we can. As headend equipment becomes more widely distributed, the price of cable modems and related equipment will continue to decrease. In particular, the adoption of industry standards, such as the data-over-cable service interface specification, or DOCSIS, standard in North America, has caused increased price competition for cable modems. To remain competitive, we may have to lower the price of our modems in anticipation of planned product cost reductions of our DOCSIS modems. We may not be able to continually reduce the costs of manufacturing our cable modems or to secure component parts at a low enough cost to enable us to lower our modem prices to compete effectively. As we perform on our cost reduction program, we may not be able to continue to certify our DOCSIS modems in a timely manner by various standards bodies, including CableLabs. If we are unable to continue to reduce the manufacturing costs of our cable modems, our gross margin and operating results could be harmed.

Com21 has a short operating history, has not made a profit and expects to incur losses in the future.

We have not made a profit, and we expect to continue to operate at a loss through fiscal year 2001 and at least first half of 2002. To achieve and subsequently maintain profitable operations, we must successfully design, develop, test, manufacture, introduce, market and distribute products on a broad commercial basis and secure higher revenues and gross profits and contain our operating expenses. Our future revenue will depend on a number of factors, many of which are beyond our control. These factors include our ability to:

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

Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain our listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share. As of October 25, 2001, the price of our common stock was $0.89. If the common stock loses its Nasdaq National Market status, it would likely trade on the Over the Counter Bulletin Board maintained by Nasdaq, which is viewed by most investors as a less desirable, less liquid marketplace.

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

We may not be successful in managing the transition from our current products to our new and enhanced products. Product transitions contain a number of inherent risks, including obsolescence of product inventory, unavailability of product as inventory of existing product is exhausted before availability of new product, market acceptance of new products, undetected defects in new products, and availability of components and parts in new products. If we are unable to successfully manage the risks of the release and transition of new and enhanced products, our revenues would be reduced.

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
    Digital subscriber line/asymmetric digital subscriber line-a digital high-speed modem connection offered by telephone companies, also known as DSL or ADSL;
    Cable modems-high speed modem connections offered by cable television companies;
    Wireless-high speed wireless local loop connections that work similar to cell phones. Digital subscriber line/asymmetric digital subscriber line and cable modems can operate in a wireless environment; and
    Fiber optics-strands of very pure glass capable of carrying enormous volumes of data and voice traffic.

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

The market for Com21's products is intensely competitive, rapidly evolving and subject to rapid technological change. Our competitors include Motorola, Inc., Toshiba America, Inc., RCA/Thomson, Scientific Atlanta, Inc., Ericsson, Terayon Communication Systems, Cisco Systems, Inc., and Nortel Network, Inc.

We believe that our business is affected by the following competitive factors:

    costs;
    ease of installation;
    technical support and service;
    breadth of product line;
    conformity to industry standards; and
    implementation of additional product features and enhancements.

Many of our existing and potential competitors have been operating longer, have better name recognition, more established business relationships, and significantly greater financial, technical, marketing and distribution resources than we do. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, undertake more vendor financing programs or longer customer payment cycles and devote substantially more resources to developing new or enhanced products than we do. Some competitors may sell their modems at below cost to reduce excess inventories causing severe price competition.

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

Our products are complex and may contain undetected defects, errors, design deficiencies, or may have been manufactured incorrectly. Our products have contained errors in the past and may contain errors in the future. Defects, errors, or failures in our products could result in delayed shipments, returned products, and loss or delay of market acceptance of our products. We could incur costs or losses in excess of amounts that we have reserved for these events. Although we have not experienced any product liability claims, due to the highly technical nature of our products, such a risk exists. A successful product liability claim brought against us could impair our business, operating results, and financial condition by forcing us to use cash and personnel resources. This would limit our ability to grow the company and would decrease our revenues.

Our stock price is highly volatile and broad market fluctuations may impact the market price of our common stock.

The trading price of our common stock has fluctuated significantly since our initial public offering in May 1998. The common stock price has fluctuated between $10.50 per share and $0.86 per share in the last twelve month period. The price of our common stock could continue to be subject to wide fluctuations in response a variety of factors including variations in quarterly earnings;
    announcements of technological innovations or new products by us or our competitors;
    announcements by certification and standards bodies;
    the state of Com21's patents or proprietary rights; and
    changes in financial estimates by securities analysts.

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

Our future operating results depend greatly upon the continued contribution of key technical and senior management personnel. Future operating results also depend on the ability to attract and retain these specially qualified management, manufacturing, quality assurance, engineering, marketing, sales, and support personnel. Competition for these personnel is intense, and Com21 may not be successful in attracting or retaining these personnel. Only a limited number of persons with the requisite skills to serve in these positions may exist and it may be increasingly difficult for us to hire these personnel. However, there is less competition for these skilled workers in other countries. In February 2001, we began, and as of the end of June 2001 we have completed, the transfer of the research and development, product management, and marketing functions for the proprietary ComUNITY® Access product line to our facility in Cork, Ireland. We made this transition to take advantage of the greater availability of qualified personnel in Cork to support this product line. However, the loss of any key Cork employee with technical, marketing or support knowledge may affect our ability to provide timely development and support activities for the ComUNITY® Access product line.

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
    lowering available credit limits;
    not providing sufficient payment terms;
    failure to meet delivery schedules;
    not building product which meet our quality standards;
    less than satisfactory manufacturing yields and costs;
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

Our standard credit terms are net 30 days from the date of shipment, and we do not require collateral or other security to support customer receivables. Starting with third quarter 2001, we offered our customers a 2% discount if they pay within 10 days of the invoice date. We may require letters of credit from a customer before shipping an order if we determine that the customer has not proven itself to be creditworthy. Due to the overall market decline during the second half of 2000, we have had difficulties in receiving payment within our net 30 day payment terms resulting in an increase in the number of days of sales outstanding as compared to the first half of 2000.

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

Different standards are emerging in different parts of the world. In North America, the DOCSIS standard has achieved substantial market acceptance. Cable Television Laboratories, or CableLabs, performs certification for this DOCSIS standard. The DOCSIS standard is an evolving standard and becomes more complex and more difficult to comply with as it evolves. As we continue to enhance and develop our DOCSIS products to meet the evolving DOCSIS standards, we may incur additional costs. Additionally, we cannot assure you that enhancements or new DOCSIS products will be CableLabs certified. Even if these products are certified, we cannot assure you that they will be accepted by the market. In Europe, there is movement by some cable operators towards European DOCSIS standard. We cannot assure you that if an European DOCSIS standard obtains widespread acceptance, Com21 will be able to produce a cable modem to meet these specifications. The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telephone companies could require us to redesign our products. The development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. If any of these new technologies or standards achieve widespread market acceptance, any failure by us to develop new products or enhancements, or to address these new technologies or standards, could harm our business.

The adoption of standards could result in lower sales of Com21's proprietary products.

The widespread adoption of DOCSIS, European DOCSIS or other standards could cause aggressive competition in the cable modem market and result in lower sales of Com21's proprietary products which do not conform to these standards. As cable operators move to standards based products, sales of Com21's proprietary headend products, and revenues from licensing of its network management software could decrease if our products do not meet the appropriate standards. This could reduce our gross margin and our operating results.

We rely on indirect distribution channels for our products and need to develop additional distribution channels.

Today, cable operators and systems integrators purchase cable modems from vendors through direct and indirect sales channels. In North America, due to the DOCSIS standard achieving widespread market acceptance, we anticipate that the North American cable modem market may at some point shift to a consumer purchase model. If this occurs, we will likely sell more of our cable modems directly through consumer sales channels. Our success will be dependent on our ability to market effectively to end users, to establish brand awareness, to set up the required channels of distribution and to have cable operators' reference sell our products. We have begun to establish new distribution channels for our cable modems. We may not have the capital required or the necessary personnel or expertise to develop these distribution channels, which could materially adversely affect our business, operating results, and financial condition. As large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities and brands would provide them with a significant competitive advantage.

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

Third parties may claim that we are infringing on their intellectual property. Even if we do not believe that our products are infringing third parties' intellectual property rights, these claims can be time-consuming, costly to defend, and divert management's attention and resources away from our business. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. If we cannot or do not license the infringed technology or substitute similar technology from another source, our business could suffer. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not the litigation is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. If there is an adverse ruling against us in any litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to infringing technology. Our failure to develop or license a substitute technology could prevent us from selling our products.

Our failure to manage our operations could slow our growth rate or give rise to inefficiencies which would reduce our revenues.

To drive costs out of our business and improve our operating efficiencies, we may be required to:

    improve existing and implement new operational, financial and management information controls, reporting systems and procedures;
    hire, train, and manage additional qualified personnel;
    expand and upgrade our core technologies and;
    effectively manage multiple relationships with our customers, suppliers, and other third parties.

Additionaly, we must be able to continue to recruit and retain personnel, and failure to do so would result in our not achieving our operational goals. Also, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. In the future, we may experience difficulties meeting the demand for our products and services. We cannot assure you that our systems, procedures, or controls will be adequate to support the anticipated growth in our operations or that we will be able to achieve the operational efficiencies needed to be competitive. Any failure could materially cause us not to meet our operating revenues and cost objectives and weaken our financial position.

Com21 depends on strategic relationships; if we are not able to find and maintain these relationships, we may not be able to develop our technologies or products, which could slow our growth and decrease our revenues.

Our business strategy relies to a significant extent on strategic relationships with other companies. These relationships include:

    software license arrangements for our network management system;
    technology licensing agreements;
    development arrangements and agreements with original equipment manufacturers for advanced products;
    marketing arrangements with system integrators and others; and
    collaboration agreements with suppliers of routers and headend equipment to ensure the interoperability of our cable modems with these suppliers' products.

The failure to maintain, develop, or replace them if any of these relationships are terminated and to renew or extend any license agreements with a third party may harm our business.

Com21's customer base is concentrated and the loss of one or more of our customers could cause its business to suffer.

A relatively small number of customers have accounted for a large part of our revenues, and we expect that this trend will continue. In the third quarter of 2001, our top five customers accounted for 65% of total revenues. We expect that our largest customers in the future could be different from our largest customers today due to a variety of factors, including customers' distribution schedules and budget considerations. Additionally, some of our systems integrators could develop and manufacture products that compete with our products and therefore could no longer distribute our products. Because a limited number of companies account for a majority of our prospective customers, our future success will depend upon our ability to establish and maintain relationships with these companies. We may not be able to retain our current accounts or to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of households passed by cable access are controlled by a relatively small number of companies. The loss of one or more of our customers or our inability to successfully develop relationships with other significant cable operators could cause our business to suffer.

Com21 is subject to risks of operating in international markets.

For the third quarter of 2001, international sales accounted for 65% of revenues. We intend to enter new international markets, and we expect that a significant portion of our sales will continue to be in international markets. Because we sell primarily through systems integrators, a successful expansion of our international operations and sales may require us to develop relationships with new international systems integrators and distributors. If we are unable to identify, attract or retain suitable international systems integrators or distributors, we may not be able to successfully expand our international operations. To increase revenues in international markets, we will need to continue to establish foreign operations, to hire additional personnel to run these operations and to maintain good relations with our foreign systems integrators and distributors. If we are unable to successfully do so, our growth in international sales will be limited which would reduce our operating results. Additionally, international operations involve a number of risks not typically present in domestic operations, including:

    changes in regulatory requirements;
    costs and risks of distributing systems in foreign countries;
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
    fluctuations in foreign currency; and
    the possibility of difficult accounts receivable collections.

The industry in which we compete is subject to consolidation.

There has been a trend toward industry consolidation for several years, which is expected to continue through 2001. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide increasingly stronger competitors that are better able to compete. This could lead to more variability in operating results as we compete to be a vendor solution and could harm our business, operating results, and financial condition. We believe that industry consolidation may lead to fewer possible customers. If we are unable to maintain our current customers or secure additional customers, our business could decrease.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity. Com21 is subject to interest rate risk as of September 30, 2001, related to variable rate debt obligations totaling $9,000,000. The variable rate debt obligations are linked to the prime rate and the LIBOR rate and any increases in these market interest rates will increase the repayment obligation. If market rates were to increase immediately and uniformly by 10% from levels at September 30, 2001, the fair value of the repayment obligation would increase by $65,000.

Com21 also has fixed rate debt obligations of approximately $442,000 at September 30, 2001, that have no interest rate risk. The fixed rates on these obligations ranged from 7% to 12%.

Market Price Risk. Com21 is also exposed to market price risk on investments in marketable equity securities held as available-for-sale investments. These investments are in publicly trade companies as well as private companies in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $1,005,000 decrease in the fair value of the investments in marketable equity securities as of September 30, 2001.

Foreign Currency Risk. To date, our international sales have been denominated solely in U.S. dollars and, accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to sales transactions. However, the functional currency of our subsidiary in Ireland is the U.S. dollar and as the local accounts are maintained in Irish punts, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or results of operations.

PART II: OTHER INFORMATION
Item 1	Legal Proceedings

In August 2000, Telepoint, Inc., filed a demand for arbitration against Com21 and BitCom, Inc., which Com21 acquired in July 2000, with the American Arbitration Association (No. 72Y 181 812 00 HLT). Com21 settled this matter in September 2001 and the settlement has no material adverse effect on our financial position, results of operations, or cash flows.

Item 2	Changes in Securities and Use of Proceeds

According to the Agreement by and between Fletcher International Ltd. And Com21, Inc. dated February 28, 2001, Com21 is contractually obligated to issue additional warrants if the shares and warrants issued to Fletcher were not registered by June 5, 2001. Com21 and Fletcher amended the warrant agreement to issued an additional 502,250 warrants to Fletcher.

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

Com21, Inc.

Date:	November 14, 2001	By:	/s/ GEORGE MERRICK
George Merrick
President, Chief Executive Officer