Form 10-K
period 2001-12-31
COM21 INC
filed 2002-04-01
CIK 945379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number: 000-24009

Com21, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3201698
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

750 Tasman Drive
Milpitas, California    95035
(Address of Principal Executive Offices including Zip Code)

(408) 953-9100
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

      At February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $23,530,003, based on the last trade price as reported by The Nasdaq National Market. For purposes of this calculation, shares owned by officers, directors, and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

      At February 28, 2002, there were 28,189,126 shares of the registrant's common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Information required by Part III of this Form 10-K is incorporated therein by reference from the Company's definitive Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after December 31, 2001.

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

Com21, Inc.

FORM 10-K
For The Year Ended December 31, 2001
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Com21, Inc., or the Company, is a leading global supplier of system solutions for the broadband access market. Our ATM and DOCSIS-based products enable cable operators and service providers to deliver high-speed, cost-effective Internet and telephony applications to corporate telecommuters, small businesses, home offices, and residential users. To date, we have shipped over 1.8 million cable modems and over 1,850 headend controllers worldwide.

Com21 was incorporated in Delaware in June 1992. Our principal executive offices are located at 750 Tasman Drive, Milpitas, California 95035 and our telephone number at that address is (408) 953-9100. We can also be reached at our web site http://www.com21.com.

INDUSTRY OVERVIEW

We believe the broadband industry, which in its most basic form is identified with an always-on internet connection characterized by data transfer rates significantly faster than dial-up services, is poised to offer much more than faster web surfing. With a significant upgrade to the cable and telecommunication networks over the past several years, operators are now in a position to utilize the power of broadband networks to deliver much more than just data. Previously, service providers (both telecommunication and cable companies) could deliver only one or two out of the three basic service types by which most communications can be categorized: data, voice, and video. With newly upgraded networks and advanced equipment to service the networks, broadband service providers are in a position to take advantage of the full power of broadband and deliver all three services over a single unified network. In the process, we believe broadband is driving the next wave of technology innovation and investment, as the increase in bandwidth is also driving the pace of innovation in software applications, computers, communications equipment, semiconductors, and other similar devices.

Although the broadband industry is moving rapidly to capture the rewards of offering data, voice, video over a single network, broadband still remains in relative infancy, with much of the growth still ahead of it. As broadband rollout becomes more widespread, we believe these integrated services will drive an accelerated demand for transmission equipment, cable and DSL modems, digital set-top boxes, and voice gateways. Of all the broadcast mediums, we believe in cable given its capability to deliver digital video, data, voice, and other two- way services such as pay per view, or PPV, video-on-demand, or VOD, and subscription video-on-demand, or sVOD, all over the same network. Cable will be the access platform of choice in carrying out the full service vision of the broadband service providers. In spite of a challenging macroeconomic environment, cable has continued to be a steady source of demand for broadband equipment. If the economy improves, and acceptance of integrated services accelerates, we believe cable will be a strong driver of growth for broadband equipment providers focused on equipment to facilitate digital service delivery from the cable headend to a customer premise.

COM21 STRATEGY

Building upon the solutions that the Company has pioneered to date for the cable data industry, Com21 is focused on delivering system solutions that allow cable operators to realize the full potential of their digital networks. As we have demonstrated with our ComUNITY Access® System, which comprised of the ComCONTROLLER® line of headends (over 1850 shipped to date), ComPORT® modems (over 1.1 million units shipped worldwide), and network management and provisioning system, or NMAPS, (over 400 copies installed, covering over a million subscribers worldwide), end-to-end product solutions are a key strength for Com21. Leveraging on this core competency, the following are some key elements of Com21's business strategy:

    Continue to service and protect the substantial installed base of ComUNITY Access System customers through continued enhancement and evolution of the product line. To this end, we recently announced the ComPORT 1080 cable modem, which represents a significant cost reduction over existing modems in the ComPORT product line. In addition, Com21 continues to enhance its pioneering network management platform, NMAPS, maintaining a compelling value proposition for the ComUNITY customer base.
    Develop a cable modem termination system, or CMTS, and a network management system to deliver a complete end-to-end (headend to modem) systems solution for the DOCSIS customer base. This is part of the renewed focus to be a complete solutions provider in every product line. Our first DOCSIS CMTS product, the DOXcontroller 1000, has already been announced. Not only do we believe this CMTS will be a performance leader, we believe it will also be designed from the ground up to be first a DOCSIS 1.1 compliant CMTS, followed by a DOCSIS 2.0 compliant CMTS. In concert with the CMTS, Com21 is also developing a network management platform to leverage the same user interface, and architecture of the existing NMAPS platform. Given the role of network management software in the selection of hardware equipment, Com21 will preserve continuity between ComUNITY and DOCSIS network management software. We believe this will facilitate a smooth transition of Com21's ComUNITY customers to Com21's DOCSIS products. The full system, comprising the DOXcontroller headend, the NMAPS for DOCSIS, and the DOXport cable modems, is known as the DOXcontroller™ XB System (XB denotes extreme bandwidth).
    Deliver products and solutions around the edge of our core ComUNITY and DOCSIS platforms that facilitate new service offerings from our customers such as voice, networking, security, and engineering.

CURRENT YEAR DEVELOPMENTS

During March 2001, the Company entered into a definitive agreement to complete a $7.7 million private equity financing. Pursuant to a subscription agreement dated February 28, 2001, the Company sold 2,450,000 shares of common stock at a price of $3.1227 per share and a warrant to acquire up to an additional 3,505,981 shares of the Company's common stock at $9.0951 per share.

During December 2001, Com21 entered into a new revolving line of credit agreement, which allows Com21 to borrow up to the lesser of $10.0 million or 75% of Com21's eligible domestic and foreign accounts receivable. At December 31, 2001, $6.0 million was outstanding under the line of credit and there was no availability for additional borrowings.

During 2001, Com21 announced a number of programs to reduce operating expenses. These programs were designed to prioritize our initiatives around high-growth areas of the business, focus on profit contribution, and reduce expenses and capital spending. These restructuring programs included workforce reductions, reorganization and closure of certain business functions, and consolidation of facilities. As a result of the restructuring efforts, we recorded restructuring charges of $69.3 million for the year ended December 31, 2001.

Workforce Reduction - The restructuring programs resulted in the reduction of approximately 143 employees across all business functions and operating units, including employees of the wireless business unit, Maryland development center and corporate headquarters.

Closure of the Wireless Business Unit - In April 2001, we ceased development in our wireless business unit to focus our efforts on projects with shorter development cycles. All wireless employees were terminated and the facility located in Long Island, New York was closed in May 2001.

Closure of Maryland Development Center (formerly known as BitCom) - As Com21 consolidated its facilities and focused on reducing expenses, the development of ATM products was transferred from the Maryland development center to the European development centre in April 2001. The Maryland development center was then closed and all employees terminated in May 2001.

Sale of the Voice Systems Division (formerly known as GADline) - In June 2001, Com21 sold the voice systems division to the division's management team. The division's goodwill and purchased intangible assets were impaired. The impairment amount was equal to the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets.

Closure of Excess Facilities - In the second quarter 2001, Com21 exited the wireless business unit facility in Long Island, New York; the Maryland development center in Germantown, Maryland; and a building in Milpitas, California.

The programs noted above reduced recurring operating expenditures during 2001 while allowing us to focus our development efforts on our core ATM and DOCSIS products, including our recently announced DOXcontroller™ XB System.

SEGMENT INFORMATION

For purposes of segment reporting, Com21 aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based on such criteria, there are three operating and reportable segments: ATM Products, DOCSIS Products, and Voice Products. The ATM Products segment develops, manufactures, and markets the proprietary cable modems, ATM headend equipment and network management software. The DOCSIS Products segment develops, manufactures, and markets DOCSIS cable modems for both home and office. The Voice Products segment, based primarily in Israel, developed, manufactured, and marketed voice over Internet cable modems, and was, as noted above, sold during 2001.

ATM Segment - The ATM-based ComUNITY Access® System is an end-to-end system solution including our headend, cable modem, and management software, all based on our proprietary technology. The market and customers for the segment are similar to the market and customers for our DOCSIS segment and are discussed in the "Markets" and "Customers" sections below. For financial information related to the ATM segment, see Note 15 in the Consolidated Financial Statements.

The ATM-based ComUNITY Access System consists of the following products:

ComCONTROLLER Headend Switches. The ComCONTROLLER controls the flow of data communications between the ComPORT modem at a subscriber's site and an external network, such as the Internet or a corporate network.

ComPORT Cable Modems (CP1080 and CP1165). The ComPORT cable modem sends and receives data from the subscriber's site over coaxial cable, cost-effectively providing high-speed connectivity. The ComPORT modem uses an Ethernet interface and connects to the personal computer's Ethernet card or an Ethernet hub.

Network Management and Provisioning System, or NMAPS. The Network Management and Provisioning System is a network management software package that facilitates subscriber provisioning, fault isolation, network configuration, field inventory, auto-discovery and system performance for the ComUNITY Access System. NMAPS provides for remote monitoring, remote modem software upgrade, and has a graphical user interface.

DOCSIS Segment - The DOCSIS-based DOXport family of modems are Com21's standards-based solution that combines the advantages of interoperability while leveraging our technological leadership and modem expertise. The market and customers for the segment are similar to the market and customers for our ATM segment and are discussed in the "Markets" and "Customers" sections below. For financial information related to the DOCSIS segment, see Note 15 in the Consolidated Financial Statements.

The DOCSIS-based DOXport family of modems is based on the DOXport 1110:

DOXport 1110. The DOXport 1110 cable modem takes advantage of the speed and efficiency of the Broadcom 3350 chip, which leads to greater overall performance of the modem. The DOXport 1110 is also CableLabs® Certified™, ensuring compatibility with any DOCSIS 1.0 or 1.1 Cable Modem Termination System, or CMTS. Users can connect with USB 1.1, 10/100 Base-T Ethernet, or both for fast, flexible installation. It is also software upgradeable to the DOCSIS 1.1 standard, which provides for enhancements such as tiered services, multicasting, and quality of service, or QoS.

Com21 currently has under development the following DOCSIS- based products:

DOXport 1120 and DOXport 1122. The DOXport 1120 and DOXport 1122 are being developed to be DOCSIS 1.1 compliant and EuroDOCSIS 1.1 compliant cable modems that combine the cost-effective Broadcom 3345 chip with our leading edge firmware (DOXcore™) to be a fast and efficient solution for the DOCSIS market. The DOXport 1120 was submitted by Com21for DOCSIS 1.1 certification testing performed by CableLabs in January 2002.

DOXcontroller™ XB System. The DOXcontroller XB System comprises a headend (DOXcontroller 1000) and the newly expanded version of the popular NMAPS. Previously available only for the ComUNITY Access System, the updated NMAPS 5.0 now supports DOCSIS systems, as well. The one-rack unit high (1-3/4") headend offers full DOCSIS features with advanced time division multiple access, or TDMA support, for advanced symmetrical data rate applications. The DOXcontroller 1000 provides full upstream support for both DOCSIS and EuroDOCSIS environments, with user- configurable upstream channel bandwidth allocation and load balancing.

The easy-to-use NMAPS 5.0 includes a standard command-line interface, plus the ability to remotely configure and monitor the DOXcontroller 1000 through a web browser. Full-featured, NMAPS 5.0 provides QoS and virtual local area network, or VLAN support, as well as fault and performance management tools. The network management system's familiar interface provides a seamless transition for current ComUNITY Access System users, minimizing the need for training.

We expect to enter customer trials of the DOXcontroller XB System in the spring, with volume customer shipments in the third quarter of 2002.

Voice Segment - The ANEXT 1 product provided an analog circuit switching voice solution for cable networks that included a Public Switch Telephone Network, or PSTN, gateway using V5.2 and subscriber equipment. Both Plain Old Telephone Service (POTS) RJ11 phones and Integrated Service Digital Network, or ISDN devices are supported in the customer premise device. Com21 sold this segment during 2001 in connection with our restructuring activities.

CUSTOMERS

In North America, we generally sell directly to cable operators. Internationally, we sell primarily to system integrators, who in turn sell to cable operators. In 1999, 2000 and 2001 revenues attributable to international customers constituted 47%, 67% and 77%, respectively.

In 1999, revenues attributable to AT&T, Philips and Siemens accounted for 20%, 18% and 12% of net revenues, respectively. In 2000, revenues attributable to Siemens, Telindus, and Comcast Communications accounted for 12%, 11%, and 10% respectively. In 2001, revenues attributable to Telindus and Comcast Communications accounted for 25% and 10% of net revenues, respectively.

MARKETS

Com21's products enable cable operators to serve three primary end-user markets, each of which have varying speed, service and pricing requirements.

Residential consumer Internet users. Residential consumer Internet users generally only require a connection to their Internet service provider, or ISP, without the same level of security and reliability required by business and small office/home office, or SOHO users. Frequent users desire high-speed access to the Internet for Web browsing, gaming and downloading of multimedia applications and files.

Corporate telecommuter and remote office users. Corporate telecommuters and remote office business users need available, high-speed access to corporate intranets and corporate local area networks, or LANs. These users also must interconnect the LANs among their various offices. Such offices may be collocated or widely dispersed. Connections to a central telephone Private Branch Exchange, or PBX, rapid two-way transfer of large data files, desktop video conferencing, security, and reliability exemplify the services that business users may require.

Small office/home office, or SOHO users. SOHO users increasingly find the Internet an efficient means of communicating and processing transactions with customers and suppliers. Com21 believes these businesses require high speed Internet access that is reliable and always available. SOHO users may have a local area network to connect to cable modem services, and may require routing in order to connect multiple terminals. These businesses may also require desktop video conferencing capability, and connectivity with other businesses.

MANUFACTURING

Com21 tests and assembles its ComCONTROLLER headend equipment in its Milpitas, California facility. We outsource printed circuit board assemblies on a turnkey basis and perform final integration and burn-in at our Milpitas facility. We configure the headend equipment and the network management and provisioning software prior to customer shipment.

Com21 outsources turnkey manufacturing of our cable modems to contract manufacturers with facilities in Mexico and Malaysia. In addition, we are in the process of finalizing an agreement with a new third party contract manufacturer to build our DOCSIS modems. With these contract manufacturers, we have and are currently developing and implementing a series of product test methodologies, quality standards, and process control parameters. We believe that employing turnkey manufacturers enables us to meet anticipated manufacturing needs and reduces the cost of product procurement.

We believe our current manufacturing capabilities can accommodate our requirements through the end of 2002 provided we are able to successfully begin and sustain production of our DOCSIS modems at our new contract manufacturer. Warranty and repair support is performed at third party repair facilities in Europe and the United States. Com21 received ISO 9001 certification in December 1998 and continues to maintain its certification.

MARKETING AND SALES

Marketing. Domestically, we have targeted our marketing efforts primarily at cable operators. We seek to work with local cable operators to promote Com21's products and accelerate cable modem service penetration. Internationally, we have focused our marketing efforts on supporting our systems integration partners' marketing programs.

Sales. As of December 31, 2001, we have sales force of 24 people located in Europe, Asia, Latin America and the United States. Currently, Com21 sells its products in North America primarily through direct sales to cable operators. Overseas, we sell our products primarily to systems integrators, who resell our products to cable operators. Com21's two largest systems integrators are Telindus and Siemens, both of whom have a strong presence in many international markets. Our systems integrators have established customer bases and relationships with cable operators. These relationships allow us to market within each region by selling locally into their respective markets, and the local presence of the systems integrators bridges cultural and communication gaps.

RESEARCH AND DEVELOPMENT

We have focused our research and development efforts to prioritize initiatives around high-growth areas of the business and with a focus on profit contribution. We rely on our research and development programs for the development of new products and improvement of existing products in line with our goal of maximizing profit contribution.

Our research and development expenditures were $29.8 million in 1999, $48.6 million in 2000, and $24.9 million in 2001. Research and development expenses primarily consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development of our products and technology. As of December 31, 2001, Com21 had a team of 84 engineers with expertise in digital electronics design, encryption, radio frequency modulation and demodulation, networking, embedded software, and network management. The engineers are located in development centers in Milpitas, California and Cork, Ireland.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We believe that successful long-term relationships with our customers require a service organization committed to customer satisfaction. As of December 31, 2001, Com21 had 10 technical support employees. Com21 makes available to all new customers a five-day training course prior to receiving and installing a ComUNITY Access System.

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

COMPETITION

The markets for Com21's products are intensely competitive, rapidly evolving, and subject to rapid technological change. The principal competitive factors in these markets are likely to include product performance and features, reliability, technical support and service, relationships with cable operators and systems integrators, compliance with industry standards, interoperability with the products of other suppliers, sales and distribution capabilities, strength of brand name, price, long-term cost of ownership to cable operators, and general industry and economic conditions. Com21's current and potential competitors include Motorola, Scientific-Atlanta, Inc., Toshiba America, Inc., Thomson, Samsung Electronics Company, Terayon Communication Systems, and Cisco Systems, Inc.

BACKLOG

Our backlog on February 28, 2002 was approximately $7.6 million compared with an approximate backlog of $28.3 million at February 28, 2001. We only include in our backlog orders that have been confirmed with a purchase order for products to be shipped to customers with approved credit status. Because delivery schedules are always subject to change, and orders are subject to being cancelled, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

INTELLECTUAL PROPERTY

Com21 relies on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. Com21 currently has sixteen issued U.S. patents and several pending patent applications.

EMPLOYEES

As of December 31, 2001, Com21 had 180 full-time employees. Of the total number of employees, 84 were in research and development, 18 in marketing and technical support, 26 in operations, 24 in sales, and 28 in administration. Com21's employees are not represented by any collective bargaining agreement with respect to their employment by Com21, and Com21 has never experienced an organized work stoppage.

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
    delays in obtaining certification for our standards-based products;
    general economic conditions and economic conditions specific to the cable and electronic data transmission industries;
    cable operators' financial ability to purchase our products; and
    delays in obtaining regulatory approvals necessary to sell our products.

Com21 may be unable to obtain additional capital needed to operate and grow our business, which could weaken our financial condition and make us unable to develop our technologies and products.

We cannot assure you that any additional financing will be available to us on acceptable terms, or at all, when required. As previously announced, we are currently evaluating alternative forms of financing. These alternatives may include the sale of additional stock, additional lines of credit, and the additional divestiture of certain business assets. If issuing equity securities raises additional funds, significant dilution to existing stockholders may result given the current price of our common stock. If additional funds are not available, we may be required to delay, scale back, or eliminate one or more of our research and development or manufacturing programs.

In light of our current financial situation and our history of operating losses, we expect such financing to be available but it may be at less favorable terms than our present financing arrangement. Further alternative forms of financing may also restrict Com21's operations or limit our ability to respond quickly to changes in the marketplace.

At December 31, 2001, we had an accumulated deficit of approximately $241.3 million. If we do not increase revenues, improve gross margins, and reduce operating expenses, we may also incur net losses during future quarters. Because of a decline in our revenues in the fourth quarter of 2000, we introduced measures to reduce operating expenses that resulted in restructuring charges of $69.3 million in the twelve months ended December 31, 2001. In January 2002, we had an additional work force reduction due to the reorganization of Com21 from a divisional structure centered on multiple product lines to a single functional organization. We continue to monitor market conditions to assess the need to take further action, if necessary. Any subsequent actions may result in additional workforce reductions, restructuring charges, discontinuation of product lines, and provisions for impairment of long-lived assets, which could harm our financial position, results of operations and stock price.

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
    the contract manufacturer may lower available credit limits;
    the contract manufacturer may not provide sufficient payment terms;
    failure of our contract manufacturer to meet delivery schedules;
    the contract manufacturer may not buildproducts which meet our quality standards;
    the contract manufacturer may produce less than satisfactory manufacturing yields and costs;
    the contract manufacturer may not be able to build product to meet our demand;
    difficulty in planning mix of units to be produced by us; and
    the potential misappropriation of our intellectual property if the manufacturer were to market our products as its own.

In the fourth quarter of 2001, we entered into a contract with a new contract manufacturer for the manufacture of ATM cable modems. If the transition from the existing third-party manufacturers to this new contract manufacturer does not occur on a timely basis, or if the new contract manufacturer is not able to produce our product to our quality standards, or at a volume large enough to fulfill our orders then our revenues and margins could be harmed.

We are in the process of entering into a contract with a new contract manufacturer for the manufacture of DOCSIS cable modems and expect to finalize the contract by April 2002. If the transition from existing third-party manufacturer to this new contract manufacturer does not occur on a timely basis, or if the new contract manufacturer is not able to produce our product to our quality standards, or at a volume large enough to fulfill our orders then our revenues and margins could be harmed.

Any manufacturing disruption could impair our ability to fulfill orders. We have arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms, or the extension of credit limits. We may experience manufacturing or supply problems in the future. We are dependent on our manufacturers to secure components at favorable prices, and in sufficient volume. If our contract manufacturers fail to perform in any of these areas, it could harm our relationships with customers. Failure to obtain these components and supply our customers with our products would decrease our revenues.

Com21's gross margin in one or more future periods is likely to fluctuate significantly and may cause operating results to fall below the expectations of analysts and investors.

Our operating results are impacted significantly by our ability to improve and sustain gross margins. The factors which impact gross margins and cause them to fluctuate from quarter to quarter include:

    pressures to reduce prices;
    write-off of excess inventory;
    changes in the cost of inventory;
    the sales mix within a product group, especially between proprietary ATM and standards-based DOCSIS modems;
    component prices we secure from our vendors;
    the average selling prices of our products;
    the effectiveness of our cost reduction efforts;
    the sales mix between our headend equipment and cable modems;
    the ability of the new contract manufacturers to produce quality products; and
    the volume of products manufactured.

Additionally, our inability to reduce inventory levels may result in substantial inventory-related charges including marking component inventory to current market prices because of falling component prices, carrying charges from our contract manufacturers, and significant write-offs of excess and obsolete inventory that would not be utilized.

A reduction in gross margins would harm our operating results and reduce the amount of cash flow generated from our operations. Additionally, if operating results did not satisfy the expectations of analysts or investors, the trading price of our common stock would likely decline.

Com21 signed agreements in March 2002, with our two primary contract manufacturers to accept excess inventory from them which may have no value to Com21, and would therefore reduce our gross profit.

In March 2002, Com21 cancelled all outstanding purchase orders with our two primary contract manufacturers. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for excess component inventory materials held by the vendors. These notes total approximately $22.5 million, bear interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. The approximate $9.3 million of materials held by the vendors will likely be of no future use to Com21 as a result of the new DOCSIS contract manufacturing arrangement we entered into with a new third party in March 2002. Accordingly, the materials with no future use will be written off during the first quarter of 2002. Our provision for excess and obsolete inventory at December 31, 2001 did not contain provisions for this inventory held by the vendors. In addition to the notes, Com21 granted warrants to the vendors to purchase a total of 350,000 shares of common stock. For additional information see Note 17 to the financial statements.

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

Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain our listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share. As of March 27, 2002, the price of our common stock was $1.34. If the common stock loses its Nasdaq National Market status, it would likely trade on the Over the Counter Bulletin Board maintained by Nasdaq, which is viewed by most investors as a less desirable, less liquid marketplace.

We must reduce the cost of our cable modems to remain competitive.

Some of our competitors have assets and annual revenues that far exceed ours and because of their financial status, greater product portfolio, and higher volume sales are able to offer cable modem products at lower prices than we can. As headend equipment becomes more widely distributed, the price of cable modems and related equipment will continue to decrease. In particular, the adoption of the DOCSIS standard has caused increased price competition for cable modems. To remain competitive, we may have to lower the price of our modems in anticipation of planned product cost reductions of our DOCSIS modems. We may not be able to continually reduce the costs of manufacturing our cable modems or to secure component parts at a low enough cost to enable us to lower our modem prices to compete effectively. As we perform on our cost reduction program, we may not be able to continue to certify our DOCSIS modems in a timely manner by various standards bodies, including CableLabs. If we are unable to continue to reduce the manufacturing costs of our cable modems, our gross margin and operating results could be harmed.

Com21 has a short operating history, has not made a profit, and expects to incur losses in the future.

We have not made a profit, and we expect to continue to operate at a loss through the first half of 2002. To achieve and subsequently maintain profitable operations, we must successfully design, develop, test, manufacture, introduce, market and distribute products on a broad commercial basis and secure higher revenues and gross profits and contain our operating expenses. Our future revenues will depend on a number of factors, many of which are beyond our control. These factors include our ability to:

    reduce prices;
    manufacture products at acceptable quality standards;
    have product available when our customers need it;
    meet industry standards;
    respond to technological change; and
    have a strong competitive advantage.

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

A relatively small number of customers have accounted for a large part of our revenues, and we expect that this trend will continue. For the year ended December 31, 2001, our top five customers accounted for 54% of total revenues. We expect that our largest customers in the future could be different from our largest customers today due to a variety of factors, including customers' distribution schedules and budget considerations. Additionally, some of our systems integrators could develop and manufacture products that compete with our products and choose not to distribute our products. Because a limited number of companies account for a majority of our prospective customers, our future success will depend upon our ability to establish and maintain relationships with these companies. We may not be able to retain our current accounts or to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of households passed by cable access are controlled by a relatively small number of companies. The loss of one or more of our customers or our inability to successfully develop relationships with other significant cable operators could cause our business to suffer.

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

We may not be successful in managing the transition from our current products to our new and enhanced products. Product transitions contain a number of inherent risks, including obsolescence of product inventory, unavailability of product as inventory of existing product is exhausted before availability of new product, market acceptance of new products, undetected defects in new products, and availability of components and parts in new products. If we are unable to successfully manage the risks of the release and transition of new and enhanced products, our revenues could be reduced.

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
    Digital subscriber line/asymmetric digital subscriber line-a digital high- speed modem connection offered by telephone companies, also known as DSL or ADSL;
    Cable modems-high-speed modem connections offered by cable television companies;
    Wireless-high-speed wireless local loop connections that work similar to cell phones. Digital subscriber line/asymmetric digital subscriber line and cable modems can operate in a wireless environment; and
    Fiber optics-strands of very pure glass capable of carrying enormous volumes of data and voice traffic.

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

The market for Com21's products is intensely competitive, rapidly evolving and subject to rapid technological change. Our competitors include Motorola, Inc., Scientific-Atlanta, Inc., Toshiba America, Inc., Thomson, Samsung Electronics Company, Terayon Communication Systems, and Cisco Systems, Inc.

We believe that our business is affected by the following competitive factors:

    costs;
    ease of installation;
    technical support and service;
    breadth of product line;
    conformity to industry standards; and
    implementation of additional product features and enhancements.

Many of our existing and potential competitors have been operating longer, have better name recognition, more established business relationships, and significantly greater financial, technical, marketing and distribution resources than we do. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, undertake more vendor financing programs or longer customer payment cycles and devote substantially more resources to developing new or enhanced products than we do. Some competitors may sell their modems at below cost to reduce excess inventories, causing severe price competition.

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

The trading price of our common stock has fluctuated significantly since our initial public offering in May 1998. The common stock price has fluctuated between $3.03 per share and $0.43 per share in the last 12-month period. The price of our common stock could continue to be subject to wide fluctuations in response to a variety of factors including:

    variations in quarterly earnings;
    announcements of technological innovations or new products by us or our competitors;
    announcements by certification and standards bodies;
    the state of Com21's patents or proprietary rights; and
    changes in financial estimates by securities analysts.

Additionally, the stock market is volatile. This volatility has particularly affected the stock prices of equity securities of many high technology companies and, often, has been unrelated or disproportionate to the operating performance of these companies. Our stock price has declined significantly and our stock price may continue to decline because of these broad market and industry factors, regardless of our actual operating performance. These broad market fluctuations may lower the market price of Com21 common stock. Additionally, Com21 may choose to structure acquisitions or other financing transactions by issuing additional Com21 common stock, or warrants or options to purchase Com21 common stock that would dilute common stock outstanding. Although Com21's management believes these types of transactions will increase the overall long- term value of Com21, these transactions may initially decrease the market price of our common stock.

Com21 may not be successful in attracting and retaining key personnel and management.

Our success has always depended on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. In spite of the economic slowdown, competition for these personnel is intense, especially in the Silicon Valley area of Northern California. We must retain and attract high caliber personnel. Competitors and others have in the past and may in the future attempt to recruit Com21's employees. We do not have employment contracts with any of our key personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. We do not maintain key person life insurance on key personnel. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult to meet key objectives, such as timely product introductions.

Competition for these personnel is intense; however, there is less competition for these skilled workers in other countries. In June 2001 we completed, the transfer of the research and development, product management, and marketing functions for the proprietary ComUNITY Access System product line to our facility in Cork, Ireland. We made this transition to take advantage of the greater availability of qualified personnel in Cork to support this product line. However, the loss of any key Cork employee with technical, marketing or support knowledge may affect our ability to provide timely development and support activities for the ComUNITY Access System product line.

We may be subject to additional credit risk in the form of trade accounts receivable.

Our standard credit terms are net 30 days from the date of shipment, and we generally do not require collateral or other security to support customer receivables. Starting with third quarter 2001, we offered certain customers a 2% discount for payment received within 10 days of the invoice date. We may require letters of credit from a customer before shipping an order if we determine that the customer has not proven to be creditworthy.

Com21 may be charged for excess inventory held or on order with contract manufacturers which would reduce our gross profit.

We rely on contract manufacturers for the production of our products. Contract manufacturers generally require revenue forecasts in order to manage component inventories to meet customer demand. Accordingly, our contract manufacturers may order substantial amounts of inventory to meet our revenue forecasts. If our future shipments do not utilize the committed inventory, these contract manufacturers would have the right to charge us for inventory carrying costs and to bill us for any excess component and finished goods inventory. We would be required to fulfill these obligations even if demand for our products were lower than we anticipate, which could reduce our working capital and have a negative impact on our financial position.

Our standards-based products are subject to evolving industry standards. If our products do not comply with any standard that achieves market acceptance, customers may refuse to purchase our products.

Early cable modem equipment was not interoperable, meaning cable modem products from different cable modem developers would not work together. For different companies' products to work together, each company must meet an established standard. For each standard, a certification body is established to certify that a product does meet the standard. Cable operators are demanding certified standards-based cable modem products for two primary reasons. First, a certified product has proven to have the functionality they want. Second, certified interoperable products give cable operators the freedom to buy products from a variety of cable modem manufacturers, creating increased competition and driving down prices.

Different standards are emerging in different parts of the world. In much of the world, the DOCSIS standard has achieved substantial market acceptance. Cable Television Laboratories, or CableLabs, performs certification for this DOCSIS standard. The DOCSIS standard is an evolving standard and becomes more complex and more difficult to comply with as it evolves. As we continue to enhance and develop our DOCSIS products to meet the evolving DOCSIS standards, we may incur additional costs. Additionally, we cannot assure you that enhancements or new DOCSIS products will be CableLabs certified. Even if these products are certified, we cannot assure you that they will be accepted by the market. In Europe, there is movement by some cable operators towards European DOCSIS, or EuroDOCSIS standard. We cannot assure you that if an European DOCSIS standard obtains widespread acceptance, Com21 will be able to produce a cable modem to meet these specifications. The emergence or evolution of industry standards, either through adoption by official standards committees or widespread use by cable operators or telephone companies, could require us to redesign our products. The development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. If any of these new technologies or standards achieve widespread market acceptance, any failure by us to develop new products or enhancements, or to address these new technologies or standards, could harm our business.

The adoption of standards could result in lower sales of Com21's proprietary products.

The widespread adoption of DOCSIS, EuroDOCSIS or other standards could cause aggressive competition in the cable modem market and result in lower sales of Com21's proprietary products not design to these standards. As cable operators move to standards-based products, sales of Com21's proprietary headend products, and revenues from licensing of our network management software could decrease if our products do not meet the appropriate standards. This could reduce our gross margin and our operating results.

New products and services may present additional and unanticipated risks.

As we research and introduce new products and services such as the DOXcontroller XB System, we may encounter risks not present in our current business. We must anticipate and manage these risks, which may include new regulations, competition, technological requirements and our own ability to deliver or maintain reliable services to our customers or partners. Failure to do so may result in unrecovered costs, loss of market share or adverse publicity.

We rely on indirect distribution channels for our products and need to develop additional distribution channels.

Today, cable operators and systems integrators purchase cable modems from vendors through direct and indirect sales channels. We anticipate that the North American cable modem market may at some point shift to a consumer purchase model. If this occurs, we will likely sell more of our cable modems directly through consumer sales channels. Our success will be dependent on our ability to market effectively to end users, to establish brand awareness, to set up the required channels of distribution and to have cable operators' reference sell our products. We have begun to establish new distribution channels for our cable modems. We may not have the capital required or the necessary personnel or expertise to develop these distribution channels, which could harm our business, operating results, and financial condition. As large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities and brands would provide them with a significant competitive advantage.

If we fail to adequately protect our proprietary rights we may be unable to successfully compete in our industry.

We depend on our proprietary technology. To protect our intellectual property rights we rely on a combination of patent, copyright and trademark laws, and trade secrets, confidentiality provisions and contractual provisions to protect our proprietary rights. However, any of our intellectual proprietary rights could be challenged by third parties. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate. An unauthorized party may attempt to copy aspects of our products or to obtain and use trade secrets or other proprietary information. Additionally, the laws of some foreign countries do not protect Com21's proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve Com21's proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to those of Com21. If we do not enforce and protect our intellectual property, our business will be harmed.

Our products may infringe on the intellectual property rights of third parties, that may result in lawsuits and prohibit us from selling our products.

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

Additionally, we must continue to recruit and retain personnel, and failure to do so would prevent us from achieving our operational goals. Also, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. In the future, we may experience difficulties meeting the demand for our products and services. We cannot assure you that our systems, procedures, or controls will be adequate to support the anticipated growth in our operations or that we will be able to achieve the operational efficiencies needed to be competitive. Any failure could materially cause us not to meet our operating revenues and cost objectives and weaken our financial position.

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

The failure to maintain and develop these relationships, or replace them if any of these relationships are terminated and to renew or extend any license agreements with a third party may harm our business.

Com21 is exposed to general economic and market conditions

Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In recent quarters, our operating results have been adversely affected by unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to North America, and the manufacturing industry in the United States were materially affected during fiscal 2001. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience negative impacts on our business, operating results, and financial condition.

Com21 is subject to risks of operating in international markets.

For the year ended December 31, 2001, international sales accounted for 77% of revenues. We intend to enter new international markets, and we expect that a significant portion of our sales will continue to be in international markets. Because we sell primarily through systems integrators, a successful expansion of our international operations and sales may require us to develop relationships with new international systems integrators and distributors. If we are unable to identify, attract or retain suitable international systems integrators or distributors, we may not be able to successfully expand our international operations. To increase revenues in international markets, we will need to continue to establish foreign operations, to hire additional personnel to run these operations and to maintain good relations with our foreign systems integrators and distributors. If we are unable to successfully do so, our growth in international sales will be limited, which would reduce our operating results. Additionally, international operations involve a number of risks not typically present in domestic operations, including:

    changes in regulatory requirements;
    the possibility of difficult accounts receivable collections;
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
    the imposition of legislation and regulations on the import and export of high technology products; and
    fluctuations in foreign currency especially with the increasing use of Euro as common currency for members of European union, this could have an impact on foreign exchange exposure.

The industry in which we compete is subject to consolidation.

There has been a trend toward industry consolidation for several years, which is expected to continue through 2002. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may produce increasingly stronger competitors that are better able to compete. This could lead to more variability in operating results as we compete to be a vendor solution and could harm our business, operating results, and financial condition. We believe that industry consolidation may lead to fewer possible customers. If we are unable to maintain our current customers or secure additional customers, our business could be harmed.

Our business operations may be impacted by the California energy crisis.

Our principal executive offices are located in the Silicon Valley in Northern California. In 2001, California experienced an energy crisis that resulted in disruptions in power supply and increased utility costs to consumers and businesses throughout the State. Should the energy crisis continue, Com21, together with many other Silicon Valley companies, may experience power interruptions and shortages and be subject to significantly higher costs of energy. Although we have not experienced any material disruption to our business to date, if the energy crisis continues and power interruptions or shortages occur in the future, they may cause a decline in our business.

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

ITEM 2. PROPERTIES

Com21 leases approximately 96,000 square feet of administrative, research and development, and manufacturing facilities in Milpitas, California. We believe that future growth can be accommodated through our existing space. Com21 also leases offices in Germantown, Maryland, Long Island, New York; Cork, Ireland; and Delft, The Netherlands. Com21 uses the Milpitas, Cork and Delft office for the operations of the ATM and DOCSIS segments. The Germantown and Long Island offices have been subleased to third parties.

ITEM 3. LEGAL PROCEEDINGS

A dispute has arisen with one of the Company's significant shareholders regarding the terms of a March 6, 2001 private placement of securities. To date, this investor has not resorted to litigation and we believe that this dispute can be resolved amicably, and without any material impact on the Company's results of operations, liquidity, and financial condition. Nevertheless, should litigation ensue, the Company will be required to expend management time and financial resources to defend the action. We believe that any potential claims arising from this dispute are without merit, and we will vigorously defend them. However, failure to successfully defend any such action could negatively affect our results of operation, liquidity, or financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Com21's common stock is traded on the Nasdaq National Market under the symbol "CMTO". There are 263 holders of record as of February 28, 2002.

The following table sets forth the high and low bid quotations of the Company's common stock for the periods indicated as reported by The Nasdaq National Market or NASD electronic bulletin board. Prices shown in the table represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

2001	High	Low
First quarter	$8.75	$1.91
Second quarter	$3.05	$1.09
Third quarter	$2.05	$0.39
Fourth quarter	$1.95	$0.40

2000	High	Low
First quarter	$80.00	$19.25
Second quarter	$48.00	$17.50
Third quarter	$36.13	$11.25
Fourth quarter	$14.00	$ 3.63

Com21 has never declared or paid any cash dividends on its common stock, and we do not intend to declare or pay dividends in the near future.

On March 6, 2001, the Company entered into a definitive agreement to complete a $7.7 million private equity financing with Fletcher International Limited (Fletcher). Pursuant to a subscription agreement, dated February 28, 2001, the Company sold 2,450,000 shares of unregistered common stock at a price of $3.1227 per share and a warrant to acquire up to an additional 2,450,000 shares of the Company's common stock at $9.0951 per share. The offer and sale of these shares were not registered under the Securities Act of 1933, as amended, at the time of issuance pursuant to the exemption provided by Regulation D. These shares were subsequently registered. The warrant is exercisable for a period of seven years from the date of issuance. In accordance with the agreement terms, Com21 amended the warrant to Fletcher to provide that an additional 1,055,981 shares of common stock were issuable under the warrant since the common stock sold in the financing was not registered by June 5, 2001. There are 553,731 shares of common stock issuable under the warrant which have not yet been registered.

Item 6. Consolidated Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years in the three-year period ended December 31, 2001, and the consolidated balance sheet data at December 31, 2000 and 2001, are derived from consolidated financial statements which are included in this Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 have been derived from our consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future (amounts in thousands, except per share data):

                                                   Years Ended December 31,
                                     -----------------------------------------------------
                                       1997       1998       1999       2000       2001
                                     ---------  ---------  ---------  ---------  ---------
Consolidated Statement of
  Operations Data:
Net revenues....................... $  15,649  $  48,114  $  95,743  $ 193,983  $ 122,761
Cost of net revenues...............     8,372     29,573     60,918    151,319    116,826
                                     ---------  ---------  ---------  ---------  ---------
  Gross profit.....................     7,277     18,541     34,825     42,664      5,935
                                     ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.........    13,481     19,936     29,821     48,556     24,867
  Sales and marketing..............     5,277     10,273     16,250     29,145     19,490
  General and administrative.......     1,782      3,871      4,120     16,167     18,488
  Restructuring charges............        --         --         --         --     69,320
  In-process research and
     development...................        --         --         --      8,823         --
                                     ---------  ---------  ---------  ---------  ---------
    Total operating expenses.......    20,540     34,080     50,191    102,691    132,165
                                     ---------  ---------  ---------  ---------  ---------
Loss from operations...............   (13,263)   (15,539)   (15,366)   (60,027)  (126,230)
Total other income (expense), net..       229      2,190      5,104      3,993         (3)
                                     ---------  ---------  ---------  ---------  ---------
Loss before income taxes...........   (13,034)   (13,349)   (10,262)   (56,034)  (126,233)
Income taxes.......................        21         14         55         22         19
                                     ---------  ---------  ---------  ---------  ---------
    Net loss....................... $ (13,055) $ (13,363) $ (10,317) $ (56,056) $(126,252)
                                     =========  =========  =========  =========  =========

Net loss per share, basic
  and diluted...................... $   (6.15) $   (1.10) $   (0.49) $   (2.42) $   (4.67)
                                     =========  =========  =========  =========  =========
Shares used in computation,
  basic and diluted................     2,124     12,150     20,932     23,123     27,031
                                     =========  =========  =========  =========  =========

                                                          December 31,
                                     -----------------------------------------------------
                                       1997       1998       1999       2000       2001
                                     ---------  ---------  ---------  ---------  ---------
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted
  cash and short-term investments.. $  17,980  $  65,744  $ 106,023  $  45,914  $  29,735
Working capital....................    19,523     68,084    112,233     63,483     21,524
Total assets.......................    31,573     82,948    141,166    214,365     84,975
Long-term debt obligations.........     1,508        936        345          9        198
Total stockholders' equity......... $  23,283  $  73,366  $ 120,078  $ 142,638  $  31,206

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Com21's consolidated financial statements and notes to consolidated financial statements. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenues sources, are forward- looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Summary of Critical Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

Investments - Investments are stated at fair value based on quoted market prices obtained from an independent broker. Investments are classified as available-for-sale based on the intended use. Gains and losses on sales of investments are determined on a specific identification basis. We perform periodic reviews of their investments for impairment. Investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such decline is not considered temporary. Investments in privately held companies are considered impaired when a review of the investee's operations and other indicators indicate that the carrying value of the investment is not likely to be recoverable. Such indicators used to evaluate impairment include, but are not limited to, capital resources, prospects of receiving additional financing, and prospects for liquidity of the related securities. If our estimates of fair value change in the future, we may be required to record additional impairment charges.

Inventories - Inventories consist of networking equipment, modems and sub- assemblies stated at the lower of cost (first-in, first-out method) or market. We write-down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additionally inventory write-downs may be required.

As of December 31, 2001, we also have made future commitments of approximately $12.1 million in purchase commitments to our two primary contract manufacturers. If our future shipments do not utilize the committed inventory, these contract manufacturers have the right to charge us for inventory carrying costs and to bill us for any excess components and finished goods inventory. We also had a $10.4 million non-cancelable purchase order with a major chip supplier at December 31, 2001.

In March 2002, Com21 cancelled all outstanding purchase orders with its two primary contract manufacturers. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors. These notes total approximately $22.5 million, bear interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. The approximate $9.3 million of materials held by the vendors will likely be of no future use to Com21 as a result of the new DOCSIS contract manufacturing arrangement we are in the process of entering into with a new third party in 2002. Accordingly, the materials with no future use will be written off during the first quarter of 2002. Our provision for excess and obsolete inventory at December 31, 2001 did not contain provisions for this inventory held by the vendors. In addition to the notes, Com21 granted warrants to the vendors to purchase a total of 350,000 shares of common stock. For additional information see Note 17 to the financial statements.

In March 2002, Com21 also signed a letter agreement with our major chip supplier to cancel the purchase order of $10.4 million in exchange for an exclusive relationship on certain components over a two-year period with no specified volume commitment.

Closure of Excess Facilities Restructuring Accrual - In calculating the charge related to our facilities consolidation, certain estimates were used, sublease terms upon the negotiation of future subleases, broker commissions, tenant improvements and operating costs. In developing our estimates, we obtained information from third party leasing agents to calculate anticipated third party sublease income and the vacancy period prior to finding a sub lessee. In calculating the undiscounted value of ongoing lease commitments for unused facilities, we considered ongoing facilities needs and the sublease rate. Market conditions will affect our ability to sublease facilities on terms consistent with our estimates. Management re-evaluates these estimates quarterly, based on the availability of more recent information and makes adjustments to the facilities charges accordingly. Our ability to sublease facilities ahead of schedule or the negotiation of lease terms resulting in higher or lower sublease income than estimated will affect our accrual and the related restructuring charge. Difference between estimates of related broker commissions, tenant improvements and operating costs may increase or decrease the accrual upon final negotiation. The restructuring accrual for closure of excess facilities at December 31, 2001 was $5.1 million, which is comprised of $9.6 million of future rent obligations offset by $4.5 million of estimated future sublease income, net of costs.

Overview

We are a leading global supplier of system solutions for the broadband access market. Our products enable domestic and international cable operators to provide high-speed, cost-effective Internet access, reduce operating costs, and maximize revenues opportunities in a variety of subscriber markets - including residential, corporate telecommuters, and small businesses. We develop, manufacture and sell headend equipment, subscriber cable modems, and network management software, all designed to support Asynchronous Transfer Mode, or ATM, Data Over Cable System Interface Specification, or DOCSIS, and Euro-DOCSIS industry standards. In the North American market, we primarily sell directly to cable operators and systems integrators. Internationally, we sell primarily to systems integrators, who in turn sell to cable operators.

During March 2001, the Company entered into a definitive agreement to complete a $7.7 million private equity financing. Pursuant to a subscription agreement, dated February 28, 2001, the Company sold 2,450,000 shares of unregistered common stock at a price of $3.1227 per share and a warrant to acquire up to an additional 3,505,981 shares of the Company's common stock at $9.0951 per share.

During December 2001, Com21 entered into a new revolving line of credit agreement, which allows Com21 to borrow up to the lesser of $10.0 million or 75% of Com21's eligible domestic and foreign accounts receivable. At December 31, 2001, $6.0 million was outstanding under the line and there was no availability for additional borrowings.

During 2001, Com21 announced a number of programs to reduce operating expenses. These programs were designed to prioritize our initiatives around high-growth areas of the business, focus on profit contribution, and reduce expenses and capital spending. These restructuring programs included workforce reductions, reorganization and closure of certain business functions, and consolidation of facilities. As a result of the restructuring efforts, we recorded restructuring charges of $69.3 million for the year ended December 31, 2001.

Workforce Reduction - The restructuring programs resulted in the reduction of approximately 143 employees across all business functions and operating units, including employees of the wireless business unit, Maryland development center and corporate headquarters.

Closure of the Wireless Business Unit - In April 2001, we ceased development in our wireless business unit to focus our efforts on projects with shorter development cycles. All wireless employees were terminated and the facility located in Long Island, New York was closed in May 2001.

Closure of Maryland Development Center (formerly known as BitCom) - As Com21 consolidated its facilities and focused on reducing expenses, the development of ATM products was transferred from the Maryland development center to the European development centre in April 2001. The Maryland development center was then closed and all employees terminated in May 2001.

Sale of the Voice Systems Division (formerly known as GADline) - In June 2001, Com21 sold the voice systems division to the division's management team. This division's goodwill and purchased intangible assets were impaired, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets.

Closure of Excess Facilities - In the second quarter 2001, Com21 exited the wireless business unit facility in Long Island, New York; the Maryland development center in Germantown, Maryland; and a building in Milpitas, California.

The programs noted above reduced recurring operating expenditures during 2001 while focused our development efforts on our core ATM and DOCSIS products, including our recently announced DOXcontroller™ XB System.

Results of Operations - Years Ended December 31, 1999, 2000, and 2001

Net Revenues. Net revenues in 2001 decreased by 36.7% to $122.8 million as compared to $194.0 million in 2000. Unit sales of all our cable modem products decreased 14.8% from 2000, and unit sales of our headend products decreased 26.1% from 2000. The decrease in revenues is due to the economic slowdown, which has affected and continues to affect our customers' purchases and the rebalancing of their inventory levels. The decrease in revenues is also due to a shift in product mix to include higher unit volumes of the lower priced DOCSIS modems coupled with a decline in the average selling price of DOCSIS cable modems from the third quarter of 2000 due to heavy price competition.

Cable modem sales accounted for 83.9% of net revenues in 2001, as compared to 85.4% of net revenues in 2000. The average sales price of all cable modems declined during 2001. Our prices decreased due to planned price reductions to meet pricing pressures from competitors and due to the increased acceptance of our lower priced DOCSIS products. We anticipate that the average sales price of modems will continue to decline during 2002 due to competitive price pressures and the number of suppliers competing for market share.

Total revenues increased by 102.6% to $194.0 million in 2000 as compared to $95.7 million in 1999. Our revenues growth was principally due to the growth in cable modem revenues over the prior year. Cable modem sales accounted for 85.4% of net revenues in 2000 as compared to 78.1% of net revenues in 1999. The average sales price of our cable modems declined during 2000, as expected. Our prices decreased primarily due to planned price reductions to meet pricing pressures from competitors and due to the increased acceptance of our lower priced DOCSIS products. We anticipate continued pricing pressure on our cable modems and headend equipment, and declines in the average selling price of our ATM and DOCSIS cable modems and headend equipment.

Gross Margins. Gross margins decreased to 4.8% in 2001 from 22.0% in 2000. The decrease in margins is primarily due to the following factors:

During 2001 we experienced continued pressure on margins due to the following:

    The sale of more DOCSIS modems, which have lower gross margins than our proprietary ATM modems. DOCSIS modem shipments increased from 49.8% of total Com21 modems shipped in 2000 to 55.3% of total Com21 modems shipped in 2001. The adoption of the DOCSIS-based standard has caused considerable price pressure due to the number of competitors in the marketplace.
    Carrying charges resulting from excess inventory at our contract manufacturers.
    Write off of our obsolete component and finished goods inventory.
    Sales of high cost OEM DOCSIS modems and first generation DOCSIS modems at clearance prices resulting in negative gross margins.
    Amortization of intangible assets acquired core and existing technologies as a result of the GADline acquisition.

During 2002 we anticipate continued pressure on margins due to the following:

    In March 2002, Com21 cancelled all outstanding purchase orders with its two primary contract manufacturers. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors. These notes total approximately $22.5 million, bear interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. The approximate $9.3 million of materials held by the vendors will likely be of no future use to Com21 as a result of the new DOCSIS contract manufacturing arrangement we are in the process of entering into with a new third party in March 2002. Accordingly, the materials with no future use will be written off during the first quarter of 2002. Our provision for excess and obsolete inventory at December 31, 2001 did not contain provisions for this inventory held by the vendors. In addition to the notes, Com21 granted warrants to the vendors to purchase 350,000 shares of common stock. For additional information see Note 17 to the financial statements.
    Increased sales of our DOCSIS modems. If the mix of shipments shifts to the lower margin DOCSIS modems from ATM modems, then our total margin percentage will decline.
    Continuing price pressure due to competitive pricing offered by our competitors to move inventory and increase market share.

We are taking steps to counter the impact of this price erosion by continuing modem cost reduction programs.

As noted above, cable modem sales accounted for 83.9% of revenues in 2001 and 85.4% in 2000. Additionally, revenues from our DOCSIS modems have become a more significant portion of our total cable modem revenues. Cable modems have lower margins than our headend products and our DOCSIS cable modems currently have lower margins than our proprietary ATM modems.

Gross margin decreased to 22.0% in 2000 from 36.4% in 1999. The decrease in margins was due primarily to the rapid acceptance of the DOCSIS cable modems especially in North America. DOCSIS cable modem shipments increased from 29,000 units or 10.0% of total Com21 modem shipments in 1999 to 393,000 units or 49.8% of total Com21 modems shipped in 2000. The adoption of the DOCSIS-based standard has caused considerable price pressure due to the number of competitors in the market place.

Research and Development. Research and development expenses consist primarily of personnel costs, as well as prototype material expenditures and equipment and supplies required to develop and to enhance our products. Research and development expenses decreased 48.8% to $24.9 million in 2001 from $48.6 million in 2000. The decrease in research and development expenses is due to our efforts to reduce expenses. These efforts involved workforce reductions, elimination of certain development programs, and closure and consolidation of research and development facilities, as we refocus our development efforts on key technology initiatives. In 2002, we anticipate that research and development expenses will be less than the 2001 level by $8.0 million to $11.0 million. The decline is likely to result from the 2001 personnel reductions as well as the continuing effort to reduce expenses and future work force reductions.

Research and development expenses increased 62.8% to $48.6 million in 2000 from $29.8 million in 1999. The increase in 2000 was primarily due to higher consulting expenses, increases in personnel related expenses in our Cork, Ireland development center, and a $2.5 million impairment charge related to a development project, and the addition of engineering headcount from our acquisitions of GADline and BitCom. In addition, a charge of $1.3 million was incurred in 2000 due to the amortization of intangibles associated with these acquisitions.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased 33.1% to $19.5 million in 2001 from $29.1 million in 2000. This decline is due to our efforts to reduce costs which involved workforce reductions and a decrease in spending on marketing programs. In 2002, we anticipate that sales and marketing expenses will be less than the 2001 level by $8.0 million to $10.0 million. The decline is likely to result from the 2001 personnel reductions as well as the continuing effort to reduce expenses and future work force reductions.

Sales and marketing expenses increased 79.4% to $29.1 million in 2000 from $16.3 million in 1999. The increase in 2000 was primarily due to higher costs associated with increased personnel in the sales, marketing, and service organizations. We increased sales personnel internationally strengthening our sales presence in Asia and Latin America. We also increased our customer service personnel to support the growth of our installed base of equipment and help manage our growing number of customers. Marketing headcount and expenses increased due to the acquisition of GADline in Israel, additional marketing and advertising investments related to the introduction of new products, and general corporate branding projects.

General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased 14.4% to $18.5 million in 2001 from $16.2 million in 2000. This increase is related to higher personnel related costs, increased rent, inclusion of expenses of our GADline acquisition, professional fees, and insurance costs. In 2002, we anticipate that sales and marketing expenses will be less than the 2001 level by $7.0 million to $9.0 million. The decline is likely to result from the 2001 personnel reductions as well as the continuing effort to reduce expenses and future work force reductions.

General and administrative expenses increased 292.4% to $16.2 million in 2000 from $4.1 million in 1999. The increase in general and administrative expenses was primarily related to the addition of new personnel in Milpitas, the addition of administration headcount from our acquisition of GADline, and investments in infrastructure. General and administrative expenses included acquisition related charges of $5.0 million related to the amortization of goodwill, intangibles and deferred stock compensation.

Restructuring Charges. Restructuring charges of $69.3 millions resulted from the measures Com21 introduced during 2001 to reduce operating expenses. This included reductions in workforce, reorganization and closure of certain business functions, and consolidation of excess facilities.

In-Process Research and Development. Com21 recorded a one-time charge associated with the GADline acquisition of $8.8 million in the third quarter of 2000 for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. Management believes that the in-process research and development had no alternative future use.

Total Other Income (Expense), Net. Total other income (expense), net decreased to a $3,000 expense in 2001 from $4.0 million in income in 2000. This decrease was attributable to lower interest income on a declining cash and investments balance during 2001 coupled with $867,000 in interest expenses charged by the line of credit and term loan, and $769,000 of recognized unrealized loss on a current investment.

Total other income (expense), net decreased to $4.0 million in 2000 from $5.1 million in 1999. This decrease was attributable to lower interest income on a declining cash and investments balance during 2000 coupled with $628,000 in foreign exchange losses.

Income Taxes. Income tax expense for all years consisted solely of state franchise taxes. We have not recorded any income tax benefit as we have not generated taxable income and as we have provided a full valuation allowance against our deferred tax assets based on our evaluation of the likelihood of realization of future tax benefits.

Liquidity and Capital Resources

At December 31, 2001, we had cash, cash equivalents and short-term investments of $29.7 million of which $10.0 million is restricted for use under a stand-by letter of credit. The stand-by letter of credit was issued to our primary contract manufacturer, Celestica, to provide financial support for our manufacturing plans during 2000.

Net cash used in operating activities was $18.0 million in 2001. Cash used in operating activities primarily resulted from outflows due to: a net loss of $126.3 million which included restructuring charges of $65.7 million; a decrease in accounts payable of $10.4 million; a decrease in accrued compensation and related benefits of $2.0 million; and a decrease in other current liabilities of $2.9 million. The cash outflows were offset by a decrease in total accounts receivable of $27.4 million; a decrease in inventory of $13.5 million; and a decrease in prepaid and other assets of $2.7 million.

Net cash provided by investing activities was $8.6 million in 2001. Cash provided by investing activities was primarily attributable to net proceeds from the sales and maturities of investments of $9.7 million offset by purchases of property and equipment of $1.1 million.

Net cash provided by financing activities was $3.8 million. Cash provided by financing activities consisted primarily of net proceeds from the issuance of debt obligations of $6.0 million and net proceeds from the equity financing of $6.9 million offset by repayment on the line of credit of $10.5 million.

At December 31,2000, we had cash, cash equivalents and short-term investments of $45.9 million compared to $106.0 million at December 31, 1999, a decrease of $60.1 million. The decrease is primarily a result of net cash used in operating activities of $55.3 million and cash used for investing in purchases of property and equipment of $11.9 million partially offset by cash provided by financing activities.

During 1999, 2000 and 2001 we generated net losses of approximately $10.3 million, $56.1 million and $126.3 million, respectively. We may also incur net losses during future periods. Due to a decline in our sales in the fourth quarter 2000, we introduced measures to reduce operating expenses that included reductions in our workforce in December, 2000, February, 2001, April, 2001 and October 2001. Management continues to monitor market conditions to assess the need to take further action. Any subsequent actions may result in additional work force reductions, restructuring charges, reductions in inventory carrying values, discontinuation of product lines, and provisions for impairment of long- lived assets which could materially adversely affect our results of operations and stock price. We are currently evaluating several alternatives to improve liquidity and working capital as required. These alternatives include the sale of additional stock, additional lines of credit, and the divestiture of certain business assets. There can be no assurance, however, that any additional financing will be available to us on acceptable terms, or at all, when required.

At December 31, 2001, we had outstanding borrowing of $6.0 million under our line of credit, which expires November 30, 2002. The borrowing was paid off in February 2002. At February 28, 2002, we have $3.2 million available for borrowing needs, and we are required to maintain a minimum tangible net worth of $24.0 million at each quarterly reporting period. The following table depicts our contractual obligations as of December 31, 2001:

                                            Contractual Obligations
                                      -----------------------------------
                                                 Less Than   Greater Than
                                        Total      1 Year       1 Year
                                      ---------  ----------  ------------
                                                 (in thousands)

Line of Credit...................... $   6,000  $    6,000  $         --
Inventory Purchase Commitments (*)..    22,406      22,406            --
Capital Lease Obligations...........       376         178           198
Operating Lease Obligations.........    14,847       3,888        10,959
                                      ---------  ----------  ------------
Total Contractual Cash Obligations.. $  43,629  $   32,472  $     11,157
                                      =========  ==========  ============

(*) See Note 9 to the consolidated financial statements

We also have available $10.0 million in a letter of credit facility to be utilized for contract manufacturer security. Any letter of credit commitments requires 100% cash collateral by Com21.

Com21 subleases certain of its office to third parties. If the subleasees fail to make the payments, Com21 would be liable for $893,000 over the next four years.

We believe that our cash, cash equivalents, short-term investments and available borrowings under our credit facilities at December 31, 2001 coupled with the continuing cost reduction programs, will be sufficient to meet our working capital requirements through December 31, 2002.

New Accounting Standards

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company ceases the amortization of intangible assets with indefinite lives (goodwill) with a net carrying value of $3.6 million at December 31, 2001. The Company recognized annual amortization of $1.5 million for the year ended December 31, 2001. The Company has evaluated goodwill under SFAS No. 142 and has determined that the adoption of this statement will not result in an impairment.

In August 2001, the FASB issued SFAS No 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company on January 1, 2002. Management believes the adoption of this statement will not have an impact on the consolidated financial position, results of operations or cash flows of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity. Com21 maintains an investment portfolio of government and corporate debt obligations. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2000, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. We had no such investments at December 31, 2001.

Com21 is also subject to interest rate risk as of December 31, 2001, related to variable rate debt obligations totaling $6,000,000. The variable rates debt obligations are linked to the prime rate and the LIBOR rate and any increases in such market interest rates will increase the repayment obligation. If market rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2001, the fair value of the repayment obligation would increase by $65,000.

Com21 has fixed rate debt obligations of $291,000 and $376,000 at December 31, 2000 and 2001, respectively, that have no interest rate risk. The fixed rates on such obligations ranged from 7% to 12% in 2000 and ranged from 8% to 11% in 2001, and matures on various dates through 2004.

Market Price Risk. Com21 is also exposed to market price risk through investments in marketable equity securities held as available-for-sale investments. These investments are in publicly traded companies as well as private companies in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $2,714,000 and $1,019,000 decrease in the fair value of the investment in the marketable equity security as of December 31, 2000 and 2001, respectively.

Foreign Currency Risk. To date, our international sales have been dominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to sales transactions. The functional currency of our subsidiary in Ireland is the U.S. dollar; however, the local accounts are maintained in Irish pounds subjecting us to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial positions or results of operation.

Item 8. Consolidated Financial Statements

Index To Consolidated Financial Statements
Page

Independent Auditors' Report.......................................................................... .................................	30
Consolidated Balance Sheets as of December 31, 2000 and 2001..................................................	31
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 1999, 2000 and 2001............................................................................ .....................	32
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 2000 and 2001............................................................................ ................................................................	33
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001............................................................................ .......................................................................	34
Notes to Consolidated Financial Statements...................................................................... ...............	35

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Com21, Inc.:

We have audited the accompanying consolidated balance sheets of Com21, Inc. and its subsidiaries (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Com21, Inc. and its subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

San Jose, California

January 16, 2002

(March 29, 2002 as to Note 17)

COM21, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

                                                                   December 31,
                                                               --------------------
                                                                 2000       2001
                                                               ---------  ---------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................. $  25,237  $  19,673
  Restricted cash............................................    11,250     10,025
  Short-term investments.....................................     9,427         37
  Accounts receivable:
     Trade (net of allowances of $1,100 and $2,383 in 2000
      and 2001, respectively)................................    39,997     11,945
     Related parties.........................................       612         63
     Other...................................................    10,159     10,837
  Inventories................................................    33,960     18,335
  Prepaid expenses and other.................................     4,188        970
                                                               ---------  ---------
          Total current assets...............................   134,830     71,885
Long-term investments........................................     2,000      2,000
Property and equipment -- net................................    16,690      7,365
Intangibles assets -- net....................................    60,057      3,570
Other assets.................................................       788        155
                                                               ---------  ---------
          Total assets....................................... $ 214,365  $  84,975
                                                               =========  =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable........................................... $  48,543  $  36,818
  Accrued compensation and related benefits..................     4,447      1,635
  Accrued restructuring charges..............................        --      2,211
  Other current liabilities..................................     7,045      3,519
  Current capital lease and debt obligations.................    11,312      6,178
                                                               ---------  ---------
          Total current liabilities..........................    71,347     50,361
Deferred rent................................................       371        239
Accrued restructuring charges................................        --      2,971
Capital lease and debt obligations...........................         9        198
                                                               ---------  ---------
          Total liabilities..................................    71,727     53,769
                                                               ---------  ---------
Commitments and contingencies (Note 9)
Stockholders' Equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized and undesignated; none issued and
     outstanding.............................................        --         --
  Common stock, $0.001 par value; shares authorized:
     2000, 40,000,000; 2001, 160,000,000; shares issued and
     outstanding: 2000, 24,679,217; 2001, 28,106,848.........        25         28
  Additional paid-in capital.................................   263,803    272,502
  Deferred stock compensation................................    (5,839)        --
  Accumulated deficit........................................  (115,072)  (241,324)
  Accumulated other comprehensive loss.......................      (279)        --
                                                               ---------  ---------
          Total stockholders' equity.........................   142,638     31,206
                                                               ---------  ---------
          Total liabilities and stockholders' equity......... $ 214,365  $  84,975
                                                               =========  =========

See Notes to Consolidated Financial Statements.

COM21, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

                                                                   Years Ended December 31,
                                                             ----------------------------------
                                                                1999        2000        2001
                                                             ----------  ----------  ----------

Net revenues ($19,402, $2,122 and $42, in 1999, 2000
     and 2001, respectively, from related parties)......... $   95,743  $  193,983  $  122,761

Cost of revenues ($11,767, $1,588 and $58 in
  1999, 2000 and 2001, respectively, for related parties)..     60,918     151,319     116,826
                                                             ----------  ----------  ----------
Gross profit...............................................     34,825      42,664       5,935
                                                             ----------  ----------  ----------
Operating expenses:
  Research and development.................................     29,821      48,556      24,867
  Sales and marketing......................................     16,250      29,145      19,490
  General and administrative...............................      4,120      16,167      18,488
  Restructuring charges....................................         --          --      69,320
  In-process research and development......................         --       8,823          --
                                                             ----------  ----------  ----------
          Total operating expenses.........................     50,191     102,691     132,165
                                                             ----------  ----------  ----------
Loss from operations.......................................    (15,366)    (60,027)   (126,230)
                                                             ----------  ----------  ----------
Other income (expense):
  Interest income..........................................      5,261       4,825       1,765
  Interest expense.........................................       (164)        (74)       (867)
  Other income (expense) -- net............................          7        (758)       (901)
                                                             ----------  ----------  ----------
          Total other income (expense), net................      5,104       3,993          (3)
                                                             ----------  ----------  ----------
Loss before income taxes...................................    (10,262)    (56,034)   (126,233)
Incomes taxes..............................................         55          22          19
                                                             ----------  ----------  ----------
Net loss...................................................    (10,317)    (56,056)   (126,252)
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on available-for-sale
     investments...........................................        167        (443)        279
                                                             ----------  ----------  ----------
Comprehensive loss......................................... $  (10,150) $  (56,499) $ (125,973)
                                                             ==========  ==========  ==========

Net loss per share, basic and diluted...................... $    (0.49) $    (2.42) $    (4.67)
                                                             ==========  ==========  ==========

Shares used in computation, basic and diluted..............     20,932      23,123      27,031
                                                             ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

COM21, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                              Accumulated
                                                                                                Other
                                                                       Deferred                Compre-      Total
                                         Common Stock      Additional   Stock-                 hensive     Stock-
                                      -------------------   Paid-In    Compensa-  Accumulated   Income    holders'
                                        Shares     Amount   Capital      tion      Deficit      (Loss)     Equity
                                      -----------  ------  ----------  ---------  ----------  ----------  ---------
Balances, January 1, 1999............ 18,685,560  $   19  $  122,131  $     (82) $  (48,699) $       (3) $  73,366
Exercise of stock options............    356,793      --       1,365         --          --          --      1,365
Exercise of common stock warrants....     32,844      --          54         --          --          --         54
Issuance of common stock (net of
  issuance costs of $3,950)..........  2,480,000       3      54,327         --          --          --     54,330
Sale of stock under employee
  stock purchase plan................     97,908      --       1,025         --          --          --      1,025
Repurchase of shares.................    (33,933)     --         (31)        --          --          --        (31)
Deferred stock compensation..........         --      --         193       (193)         --          --         --
Issuance of nonemployee
  stock options for services.........         --      --          74         --          --          --         74
Amortization of deferred
  stock compensation.................         --      --          --         45          --          --         45
Unrealized gain on
  available-for-sale investments.....         --      --          --         --          --         167        167
Net loss.............................         --      --          --         --     (10,317)         --    (10,317)
                                      -----------  ------  ----------  ---------  ----------  ----------  ---------
Balances, December 31, 1999.......... 21,619,172      22     179,138       (230)    (59,016)        164    120,078
Exercise of stock options............    637,472       1       3,489         --          --          --      3,490
Sale of stock under employee
  stock purchase plan................     92,556      --         946         --          --          --        946
Repurchase of shares.................   (196,733)     --        (272)        --          --          --       (272)
Value of stock options
  issued in acquisitions.............         --      --       4,683         --          --          --      4,683
Issuance of common stock
  in acquisitions....................  2,281,750       2      67,340         --          --          --     67,342
Issuance of restricted stock.........    245,000      --       6,049     (6,049)         --          --         --
Deferred stock compensation..........         --      --       1,372     (1,372)         --          --         --
Issuance of stock options
  and warrants to
  nonemployees for services..........         --      --       1,058         --          --          --      1,058
Amortization of deferred
  stock compensation.................         --      --          --      1,812          --          --      1,812
Unrealized loss on
  available-for-sale investments.....         --      --          --         --          --        (443)      (443)
Net loss.............................         --      --          --         --     (56,056)         --    (56,056)
                                      -----------  ------  ----------  ---------  ----------  ----------  ---------
Balances, December 31, 2000.......... 24,679,217      25     263,803     (5,839)   (115,072)       (279)   142,638
Exercise of stock options............    387,347      --         229         --          --          --        229
Sale of stock under employee
  stock purchase plan................    295,998      --         386         --          --          --        386
Repurchase of shares.................       (440)     --          (1)        --          --          --         (1)
Issuance of common stock
  for acquisition milestones.........    244,726      --       1,333         --          --          --      1,333
Issuance of common stock in private
  equity financing (net of issuance
  costs of $780).....................  2,450,000       3       4,348         --          --          --      4,351
Issuance of warrants in private
  equity financing...................         --      --       2,513         --          --          --      2,513
Net reversal of deferred stock
  compensation from forfeitures......         --      --        (293)       293          --          --         --
Issuance of common stock
  to employees for services..........     50,000      --         127         --          --          --        127
Issuance of stock options to
  non-employees for services.........         --      --          57         --          --          --         57
Amortization of deferred
  stock compensation.................         --      --          --      5,546          --          --      5,546
Unrealized gain on
  available-for-sale investments.....         --      --          --         --          --         279        279
Net loss.............................         --      --          --         --    (126,252)         --   (126,252)
                                      -----------  ------  ----------  ---------  ----------  ----------  ---------
Balances, December 31, 2001.......... 28,106,848  $   28  $  272,502  $      --  $ (241,324) $       --  $  31,206
                                      ===========  ======  ==========  =========  ==========  ==========  =========

See Notes to Consolidated Financial Statements.

COM21, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                    Years Ended December 31,
                                                                              -------------------------------
                                                                                1999       2000       2001
                                                                              ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................................. $ (10,317) $ (56,056) $(126,252)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Stock-based compensation................................................       119      2,870      1,625
    Depreciation and amortization...........................................     3,784     11,904     11,330
    Non-cash restructuring charges..........................................        --         --     60,561
    In-process research and development.....................................        --      8,823         --
    Deferred rent...........................................................        20         67       (118)
    Gain on sales and maturities of investments.............................    (1,408)      (536)      (830)
     Loss on  investments...................................................        --         --        769
    Write-off of impaired asset.............................................        --      2,518      1,456
    Changes in operating assets and liabilities:
      Accounts receivable -- trade..........................................   (11,233)   (24,902)    27,495
      Accounts receivable -- related parties................................    (3,140)     4,172        549
      Accounts receivable -- other..........................................      (888)    (9,271)      (678)
      Inventories...........................................................       764    (24,599)    13,451
      Prepaid expenses and other............................................    (1,450)    (1,519)     2,165
      Other assets..........................................................       (41)    (2,165)       572
      Accounts payable......................................................     8,837     33,812    (10,406)
      Accrued compensation and related benefits.............................     1,993        715     (2,007)
      Accrued restructuring charges.........................................        --         --      5,182
      Other current liabilities.............................................     1,720     (1,129)    (2,903)
                                                                              ---------  ---------  ---------
        Net cash used in operating activities...............................   (11,240)   (55,296)   (18,039)
                                                                              ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................................    (5,735)   (11,911)    (1,087)
  Purchases of investments..................................................  (160,996)   (55,794)        --
  Proceeds from sales and maturities of investments.........................   131,765    133,875      9,730
  Purchase of companies, net of cash acquired...............................        --       (783)        --
                                                                              ---------  ---------  ---------
        Net cash provided by (used in) investing activities.................   (34,966)    65,387      8,643
                                                                              ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private equity financing, net...............................        --         --      6,864
  Proceeds from issuance of common stock....................................    56,774      4,436        615
  Repurchases of common stock...............................................       (31)      (272)        (1)
  Proceeds from issuance of debt obligations................................        --     10,000      6,000
  Repayments under debt obligations.........................................        --         --    (10,480)
  Repayments under capital lease obligations................................      (937)      (592)      (391)
  Repayments on debt obligations............................................      (236)    (3,675)        --
  Restricted cash (increase) decrease.......................................        --    (11,250)     1,225
                                                                              ---------  ---------  ---------
        Net cash provided by (used in) financing activities.................    55,570     (1,353)     3,832
                                                                              ---------  ---------  ---------
Net change in cash and cash equivalents.....................................     9,364      8,738     (5,564)
Cash and cash equivalents, beginning of year................................     7,135     16,499     25,237
                                                                              ---------  ---------  ---------
Cash and cash equivalents, end of year...................................... $  16,499  $  25,237  $  19,673
                                                                              =========  =========  =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property acquired under capital lease..................................... $      --  $      --  $     476
                                                                              =========  =========  =========

  Deferred stock compensation............................................... $     193  $   7,421  $    (293)
                                                                              =========  =========  =========

  Unrealized gain (loss) on available-for-sale investments.................. $     276  $    (552) $    (279)
                                                                              =========  =========  =========

  Common stock issued to acquire companies.................................. $      --  $  67,342  $      --
                                                                              =========  =========  =========

  Value of stock options issued in acquisitions............................. $      --  $   4,683  $      --
                                                                              =========  =========  =========

  Issuance of common stock for acquisition milestones....................... $      --  $      --  $   1,333
                                                                              =========  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes................................................ $      55  $      22  $      19
                                                                              =========  =========  =========
  Cash paid for interest.................................................... $     155  $     190  $     867
                                                                              =========  =========  =========

See Notes to Consolidated Financial Statements.

Com21, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1999, 2000 and 2001

1. Business and Significant Accounting Policies

Business - Com21, Inc. (the Company or Com21) was incorporated in Delaware in June 1992. The Company is a global supplier of broadband access solutions. The Company develops and sells headend equipment, subscriber cable modems and network management software to support the Asynchronous Transfer Mode (ATM) and Data Over Cable System Interface Specification (DOCSIS). Such products enable domestic and international cable operators to provide high- speed, cost-effective Internet access to a variety of subscriber markets including corporate telecommuters, small businesses and private homes.

Basis of Presentation - The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, reserves for sales returns, provisions for inventory to reflect the net realizable value, estimates of fair value for investments in publicly and privately held companies, estimates of remaining obligations on leased facilities, valuation allowances against deferred income taxes and accruals for product warranty and other liabilities. Actual results could differ from those estimates.

Cash Equivalents - The Company considers all highly liquid debt instruments with maturities at the date of purchase of three months or less to be cash equivalents.

Restricted Cash - As of December 31, 2000 and 2001, cash held in a certificate of deposit is restricted as cash collateral for letters of credit used as security on purchases from a third-party outsource manufacturer and a vendor.

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

The Company performs periodic reviews of their investments for impairment. Investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such decline is not considered temporary. Investments in privately held companies are considered impaired when a review of the investee's operations and other indicators indicate that the carrying value of the investment is not likely to be recoverable. Such indicators used to evaluate impairment include, but are not limited to, capital resources, prospects of receiving additional financing, and prospects for liquidity of the related securities. In 2001, the Company recorded a non-cash, other-than-temporary write down of $769,000 related to the impairment of one of its investments in a publicly traded company.

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

Long-Lived Assets - The Company evaluates long-lived tangible and intangible assets for impairment using a discounted cash flows method whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In June 2000, the Company entered into a 43-month development agreement with a third party for a cash payment of $2,250,000 which was recorded as an asset at the time the payment was made. In December 2000, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets To Be Disposed Of, the Company recorded an impairment charge of $2,518,000 as research and development expense in the accompanying consolidated statement of operations and comprehensive loss for 2000. The amount consisted of the remaining net book value of the initial payment as well as noncancelable commitments to purchase materials for the development project. Such assets were determined to be impaired based on a comparison of the carrying amount of such assets to future undiscounted cash flows expected to be generated by the asset. As the development project was canceled with undeveloped product, there were no future cash flows.

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

Certain Significant Risks and Uncertainties - The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future consolidated financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; the Company's ability to obtain additional capital to support operations; and the Company's ability to attract and retain employees necessary to support its growth.

Since inception, the Company has incurred net losses and has an accumulated deficit of $241,324,000 at December 31, 2001. If profitability is not achieved in the near term, it could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are held primarily with two financial institutions and consist primarily of cash in bank accounts. The Company's investment policy is to invest in instruments with minimum credit ratings of A-1/P-1 (Short-Term) or AA (Long-Term) and in strategic equity investments requiring Board of Directors approval. The Company sells its products primarily to cable operators in North America and to systems integrators in Europe, Asia and South/Central America, and generally does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for estimated bad debt losses. The recorded carrying amount of cash and cash equivalents, investments, accounts receivable, accounts payable, and debt obligations approximates fair value.

The Company's customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of the Company's net revenues and the Company expects that this trend will continue for the foreseeable future. For the years ended December 31, 1999, 2000 and 2001, the top five customers comprised 64%, 47% and 54%, respectively, of the Company's net revenues.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. The Company generates revenue from the sale of products and related services to its customers.

Product revenue is generated from the sale of broadband access equipment embedded with software that is essential to its functionality, and accordingly, the Company accounts for these transactions in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and Statement of Position (SOP) 97-2, Software Revenue Recognition. Product revenue is recognized when all SAB No. 101 and SOP 97- 2 criteria are met which generally occurs at the time of product shipment. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time product revenue is recognized.

Service revenue is generated from the sale of training and postcontract customer support and maintenance agreements (PCS) associated with the broadband access equipment. The Company also accounts for these transactions in accordance with SAB No. 101 and SOP 97-2, and as such, recognizes revenue when all of the related revenue recognition criteria are met which is: (i) at the time the training service is delivered; and (ii) ratably over the term of the PCS agreement. Service revenue has been less than 10% of net revenues for all periods presented in the accompanying consolidated statements of operations and comprehensive loss.

In multiple element arrangements where there are undelivered elements at the time of product shipment, the relative fair value of the delivered product, based on vendor specific objective evidence (VSOE), is recognized at the time of shipment and the relative fair value of the undelivered elements, based on VSOE, is deferred and recognized as the elements are delivered. VSOE of products and services is based on the price when the elements are sold separately, or, when not sold separately, the price established by management having the relevant authority. Additionally, where discounts are offered in a multiple element arrangement, a proportionate amount of the discount is applied to each element based on their fair values.

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

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.

Foreign Currency - The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate as of the balance sheet date, nonmonetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses, which are included in other income (expense) - net in the accompanying consolidated statements of operations and comprehensive loss, were not significant in 1999 and 2001, and was a loss of $628,000 in 2000.

Comprehensive Loss - In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total, the change in net assets during the period from nonowner sources in a consolidated statement of comprehensive loss which has been included with the consolidated statements of operations. Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists entirely of unrealized gains and losses on available-for-sale investments for all periods presented.

Net Loss Per Share - Basic earnings per share, or EPS, excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (restricted stock, common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive.

New Accounting Standards - On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company ceased the amortization of intangible assets with indefinite lives (goodwill) with a net carrying value of $3,570,000 at December 31, 2001. The Company recognized amortization of $1,530,000 for the year ended December 31, 2001. The Company has evaluated goodwill under SFAS No. 142 and has determined the adoption of this statement will not result in an impairment.

In August 2001, the FASB issued SFAS No 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company on January 1, 2002. Management believes the adoption of this statement will not have an impact on the consolidated financial position, results of operations or cash flows of the Company.

2. Investments

The amortized cost and the fair value of available-for-sale securities are presented in the tables below:

                                                     December 31, 2000
                                             ----------------------------------
                                                         Unrealized
                                                         Holding
                                             Amortized   Gains          Fair
                                                Cost     (Losses)      Value
                                             ----------  ----------  ----------
                                                     (in thousands)
U.S. Government obligations................ $    6,000  $       --  $    6,000
Corporate equity securities................      5,706        (279)      5,427
                                             ----------  ----------  ----------
          Total............................ $   11,706  $     (279) $   11,427
                                             ==========  ==========  ==========
Reported as:
  Short-term  investments.......................................... $    9,427
  Long-term  investments...........................................      2,000
                                                                     ----------
          Total.................................................... $   11,427
                                                                     ==========

                                                     December 31, 2001
                                             ----------------------------------
                                                         Unrealized
                                                         Holding
                                             Amortized   Gains          Fair
                                                Cost     (Losses)      Value
                                             ----------  ----------  ----------
                                                     (in thousands)
Corporate equity securities................ $    2,037  $       --  $    2,037
                                             ==========  ==========  ==========
Reported as:
  Short-term  investments.......................................... $       37
  Long-term  investments...........................................      2,000
                                                                     ----------
          Total.................................................... $    2,037
                                                                     ==========

3. Inventories

Inventories consist of:

                                                 December 31,
                                             ----------------------
                                                2000        2001
                                             ----------  ----------
                                                (in thousands)
Raw materials and sub-assemblies........... $   10,363  $    5,719
Work-in-process ...........................      5,477         909
Finished goods ............................     18,120      11,707
                                             ----------  ----------
                                            $   33,960  $   18,335
                                             ==========  ==========

4. Property and Equipment

Property and equipment consists of:

                                                             December 31,
                                                         ----------------------
                                                            2000        2001
                                                         ----------  ----------
                                                            (in thousands)
Equipment under capital lease.......................... $    3,650  $      476
Computer equipment and software........................     13,808      12,445
Production equipment...................................     11,713       7,768
Leasehold improvements.................................      2,219       1,021
Furniture and fixtures.................................      1,584       1,167
                                                         ----------  ----------
                                                            32,974      22,877
Accumulated depreciation and amortization..............    (16,284)    (15,512)
                                                         ----------  ----------
          Total........................................ $   16,690  $    7,365
                                                         ==========  ==========

Accumulated amortization on equipment under capital lease as of December 31, 2000 and 2001 was $3,495,000 and $161,000, respectively.

5. Acquisitions

In July 2000, the Company acquired GADline, Ltd., or GADline, a developer and manufacturer of fully managed networking solutions that deliver high-speed data and telephony services over a hybrid fiber coaxial infrastructure, and BitCom, Inc. (BitCom), an engineering consulting and development company specializing in wired and wireless telecommunications, satellite and networking engineering. Both transactions were accounted for as purchases.

To acquire GADline, the Company issued 2,281,750 shares of Com21 common stock with a fair value of $67,342,000 to the GADline shareholders and converted all outstanding GADline options into options to purchase 168,193 shares of Com21 common stock with a fair value of $3,205,000. In addition, the Company assumed the operating assets and liabilities of GADline and incurred acquisition expenses of $3,060,000. In connection with the acquisition, the Company recorded $61,112,000 of intangible assets which were amortized over useful lives of three to five years. The Company also recorded a one-time charge of $8,823,000 in 2000 for purchased in-process technology.

To acquire BitCom, the Company paid $4,000,000 in cash to the BitCom shareholders, converted all outstanding BitCom options into options to purchase 100,000 shares of Com21 common stock with a fair value of $1,478,000, and paid acquisition expenses of $200,000. In connection with the acquisition, the Company recorded $5,636,000 of intangible assets which are being amortized over a five-year useful life.

Pro Forma Financial Results

The operating results of GADline and BitCom have been included in the accompanying consolidated statement of operations and comprehensive loss since their acquisition date. The following unaudited pro forma consolidated results of operations have been prepared assuming the acquisitions occurred at the beginning of 1999. The following pro forma financial information is not necessarily indicative of the actual results that would have occurred had the acquisitions been completed at the beginning of 1999, nor is it indicative of future operating results:

                                                  Years Ended December 31
                                                     1999        2000
                                                  ----------  ----------
                                                   (in thousands, except
                                                     per share data)
Total revenues.................................. $  100,141  $  196,824
Net loss........................................ $  (30,664) $  (59,384)
Net loss per share, basic and diluted........... $    (1.32) $    (2.44)
Shares used in computation, basic and diluted...     23,214      24,346

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill, and deferred stock compensation associated with the acquisition. The $8,823,000 charge, in 2000, for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.

6. Intangible Assets

Intangible assets consist of:

                                                 December 31,
                                             ----------------------
                                                2000        2001
                                             ----------  ----------
                                                (in thousands)
Core and current technology................ $   15,152  $       --
Goodwill...................................     48,146       5,100
Other intangibles..........................      3,450          --
                                             ----------  ----------
                                                66,748       5,100
Accumulated amortization...................     (6,691)     (1,530)
                                             ----------  ----------
          Total............................ $   60,057  $    3,570
                                             ==========  ==========

7. Debt Obligations

Debt obligations consist of:

                                                       December 31,
                                                  ----------------------
                                                     2000        2001
                                                  ----------  ----------
                                                      (in thousands)
Line of credit, expired December 2001........... $   10,000  $       --
Israeli lines of credit, expired March 2001.....      1,030          --
Line of credit, expires November 2002...........         --       6,000
                                                  ----------  ----------
Total........................................... $   11,030  $    6,000
                                                  ==========  ==========

Line of Credit, Expired December 2001 - In December 2000, the Company entered into a revolving line of credit agreement, for working capital purposes, with a commercial bank. Under the terms of the initial agreement, the Company could borrow up to the lesser of $20,000,000 or 65% of the Company's eligible accounts receivable. Borrowings under the line were secured by substantially all of the assets of the Company and bore annual interest at the bank's prime rate plus 0.25%. Subsequent amendments to the line of credit agreement in 2001 reduced the maximum borrowings to the lesser of $7,500,000 or 55% of the Company's eligible accounts receivable and increased the annual interest rate to the bank's prime rate plus 2%. As of December 31, 2001, all interest and principal on the line of credit had been repaid by the Company and no future borrowings are available under the line of credit.

Israeli Lines of Credit, Expired March 2001 - As of December 31, 2000, the Company's Israeli subsidiary had outstanding borrowings, denominated in Israeli New Shekels, under lines of credit with various financial institutions. The borrowings were secured by substantially all the assets of the Company's Israeli subsidiary and bore interest at rates ranging from 10% to 11% per annum. The Company repaid all interest and principal outstanding on such lines of credit in March 2001, and no future borrowings are available under the lines of credit.

Line of Credit, Expires November 2002 - In December 2001, Com21 entered into a borrowing agreement with another commercial bank which consists of a revolving line of credit, for working capital purposes, and a $10,000,000 letter of credit facility which can be utilized as security for a contract manufacturer. The line of credit agreement allows Com21 to borrow up to the lesser of $10,000,000 or 75% of Com21's eligible domestic and foreign accounts receivable. Borrowings under the line are secured by substantially all the assets of Com21 and bear annual interest at the bank's prime rate (4.75% at December 31, 2001) plus 2.0%, which is payable monthly. The line expires on November 30, 2002, at which time all outstanding borrowings and unpaid interest are due. The letter of credit requires cash collateral by the Company in an amount equal to the outstanding letter of credit commitments. The borrowing arrangement requires Com21 to comply with a financial covenant to maintain minimum tangible effective net worth of $24,000,000. At December 31, 2001, Com21 had no availability for additional borrowings or draws under the line and $10,000,000 was available for letters of credit. The Company was in compliance with the financial covenant at December 31, 2001.

8. Restructuring Charges

During 2001, Com21 announced a number of programs to reduce operating expenses. These programs were designed to prioritize Com21's initiatives around high-growth areas of the business, focus on profit contribution and reduce expenses and capital spending. These restructuring programs included workforce reductions, reorganization and closure of certain business functions and consolidation of excess facilities. As a result of the restructuring efforts, Com21 recorded restructuring charges totaling $69,320,000 for the year ended December 31, 2001.

A summary of the accrued restructuring charges for the year ended December 31, 2001 is as follows:

                                                2001
                                              Restruc-               Accrual at
                                               turing                December 31
                                             Provision    Utilized      2001
                                             ----------  ----------  ----------
                                                         (in thousands)
Workforce reduction........................ $    1,212  $   (1,142) $       70
Closure of Maryland development center.....      4,704      (4,704)         --
Spin-off of voice systems division.........     55,647     (55,647)         --
Exiting excess facilities..................      7,757      (2,645)      5,112
                                             ----------  ----------  ----------
     Total................................. $   69,320  $  (64,138) $    5,182
                                             ==========  ==========  ==========

Workforce Reduction - The restructuring programs resulted in the reduction of approximately 143 employees across all business functions and operating units, including employees of the wireless business unit, Maryland development center and corporate headquarters. The remaining $70,000 accrual at December 31, 2001 related to severance and fringe benefits to be disbursed in 2002.

Closure of the Wireless Business Unit - In April 2001, Com21 ceased development in its wireless business unit to focus efforts on projects with shorter development cycles. All wireless employees were terminated and the facility located in Long Island, New York was closed in May 2001. The restructuring charges associated with this action are included within the "workforce reduction" and "consolidation of excess facilities" in the table above.

Closure of the Maryland Development Center (formerly known as BitCom) - As Com21 consolidated its facilities and focused on reducing expenses, the development of ATM products was transferred from the Maryland development center to the facility in Cork, Ireland in April 2001. The Maryland development center was then closed and all employees terminated in May 2001. This closure resulted in a restructuring charge of $4,704,000 resulting primarily from the acceleration of deferred stock compensation related to stock awards given to employees upon termination.

Sale of the Voice Systems Division (formerly known as GADline) - In June 2001, Com21 sold the voice systems division to the division's management team and recorded a restructuring charge of $55,647,000. Of the amount, $50,753,000 related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets. The $50,753,000 consists primarily of all the goodwill and technology capitalized in the GADline acquisition.

Through a review of Com21's existing product portfolio and future product roadmap, management determined at the time of the sale, the technologies purchased from GADline were not and would not be utilized in Com21 products subsequent to the sale. The technology behind GADline products included a cable modem designed by GADline, and an end-to-end network system providing voice and data services over cable television lines. As Com21 will not integrate these technologies into its product portfolio, and the rights to these technologies and these products were sold to the purchasers of the voice systems division, the intangible asset of $12,374,000 associated with the purchased technology was written off.

In connection with the sale, the Company also wrote off $2,351,000 of acquired intangibles associated with acquired workforce-in-place, tradename and customer base, as Com21 expects no future cash flows associated with these intangible assets.

The goodwill associated with the voice systems division related primarily to voice technology still in development at the time of the GADline acquisition. Com21 does not plan to continue to fund this technology, to develop alternative technology or to integrate any existing GADline voice technology in future products. As there would be no future benefit to Com21 from the GADline business, the remaining net book value of $36,028,000 of goodwill was written off at the time of the sale.

The remaining $4,894,000 of the charge associated with the sale of the voice systems division includes a cash payment to the buyers of $1,570,000, which was paid at the time of separation and disposal of net intangible assets. A convertible note received from the buyers was not valued as the estimated collection was zero.

Closure of Excess Facilities - In connection with the restructure actions, the Company exited the wireless business unit facility in Long Island, New York; the Maryland development center in Germantown, Maryland; and a building in Milpitas, California in the second quarter of 2001. Com21 initially recorded a charge of $6,255,000 related primarily to the net rental expense on non-cancelable leases and the write-off of fixed assets and leasehold improvements associated with the exit activity. As a result of changing real estate market conditions in California, Com21 revised the assumptions related to the timeframe to sublease the Milpitas building, resulting in an additional provision of $1,502,000 in the second half of 2001. We expect to pay the remaining accrued lease obligations of $5,112,000, net of estimated sublease income, over the next four years.

9. Commitments and Contingencies

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

Future minimum lease payments under capital and operating leases and the present value of minimum lease payments under capital leases as of December 31, 2001 are as follows:

                                                          Capital    Operating
Year Ending December 31,                                   Leases      Leases
-------------------------------------------              ----------  ----------
                                                            (in thousands)
2002................................................... $      205  $    3,888
2003...................................................        174       4,040
2004...................................................         36       3,920
2005...................................................         --       2,075
2006...................................................         --         173
Thereafter.............................................         --         751
                                                         ----------  ----------
Future minimum lease payments..........................        415  $   14,847
Amounts representing interest (9%).....................        (39)  ==========
                                                         ----------
Present value of future minimum lease payments......... $      376
                                                         ==========

The Company subleases certain of its office to third parties. If the subleasees fail to make the payments, the Company would be liable for $893,000 over the next four years.

Rent expense incurred under the operating leases was $1,438,000, $2,924,000 and $3,014,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Rent expense under the facilities leases is recognized on a straight-line basis over the term of the leases. The difference between the amounts paid and the amounts expensed is classified as deferred rent in the accompanying consolidated balance sheets.

Com21's contract manufacturers have obtained or have on order substantial amounts of inventory to meet the Company's revenue forecasts. If future shipments do not utilize the committed inventory, these contract manufacturers have the right to bill the Company for any excess component and finished goods inventory. As of December 31, 2001, Com21's two largest contract manufacturers had approximately $12,052,000 of on hand inventory and purchase commitments for materials and components used to manufacture Com21's products. In addition, as of December 31, 2001, Com21 has a $10,354,000 non-cancelable purchase order with a major chip supplier. See Note 17 - Subsequent Events for additional information concerning the excess materials at Com21's contract manufacturers and Com21's non-cancelable purchase order with a major chip supplier.

The Company is subject to various legal proceedings and claims that arise in the normal course of business. The Company does not believe that any current litigation or claims will have a material adverse effect on the Company's business, operating results or financial condition.

10. Stockholders' Equity

Public Offering

In February 1999, the Company completed a follow on offering of 2,480,000 shares which generated net proceeds to the Company of $54,330,000.

Common Stock Warrants

Prior to the Company's initial public offering in May 1998, the Company issued warrants to purchase shares of various series of convertible preferred stock. Upon completion of the Company's initial public offering, the outstanding warrants to purchase 46,286 shares of convertible preferred stock were automatically converted into warrants to purchase 46,286 shares of common stock at the same exercise prices. All such warrants were exercised in full during 1999 under a net issuance method resulting in the issuance of 32,844 shares of common stock.

During 2000, as consideration for services provided under two product development agreements, the Company issued warrants to purchase a total of 75,000 shares of common stock at a weighted average exercise price of $20.40 per share. The warrants are immediately exercisable until expiration (25,000 warrants in May 2001 and 50,000 warrants in January 2002). The fair value of these warrants in the amount of $832,000 was recognized as research and development expense in the accompanying consolidated statement of operations and comprehensive loss for 2000. The Company determined the fair value of the awards using the Black-Scholes option pricing model over the contractual term of the warrants with the following weighted average assumptions: stock volatility, 75%; risk free interest rate, 6.5%; and no dividends during the expected term. None of the warrants have been exercised and 50,000 remain outstanding at December 31, 2001.

Common Stock

At December 31, 2000, the Company had the right to repurchase 978 shares of common stock outstanding. The number of shares subject to repurchase is reduced over a two to four year vesting period.

In 2001, Com21 issued an additional 194,726 shares of common stock to former GADline shareholders upon completion of certain predefined development milestones included in the share purchase agreement. The common stock was valued on the measurement date at $1,070,000 and recorded as additional goodwill. All remaining unearned milestone shares expired during the quarter ended March 31, 2001.

In 2001, Com21 issued an additional 50,000 shares of common stock to former BitCom employees upon completion of certain product development milestones defined in the purchase agreement. These shares were valued on the measurement date at $263,000 and recorded as stock-based compensation. All remaining unearned milestone shares expired during the quarter ended March 31, 2001.

In 2001, Com21 completed an equity financing with Fletcher International Limited (Fletcher). Pursuant to a subscription agreement, dated February 28, 2001, Fletcher agreed to purchase 2,450,000 shares of Com21's common stock at a price of $3.1227 per share and a warrant to acquire up to an additional 3,505,981 shares of Com21's common stock. The warrants are exercisable for a period of seven years from the date of issuance at the exercise price of $9.0951 per share. The proceeds from the financing were allocated to the common stock and the warrants based on their relative fair values. Com21 determined the fair value of the warrants using the Black-Scholes option pricing model over the contractual term of the warrants with the following weighted average assumptions: stock volatility, 75%; risk free interest rate, 5.4%; and no dividends during the expected term. Net proceeds from the private equity financing were $6,864,000.

In 2001, Com21 issued 50,000 shares of common stock to an employee in lieu of a bonus. These shares were valued on the measurement date at $127,000 and recorded as stock-based compensation.

Net Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

                                                                   Years Ended December 31,
                                                             ----------------------------------
                                                                1999        2000        2001
                                                             ----------  ----------  ----------
                                                       (in thousands, except per share amounts)

Net Loss (Numerator):
     Net loss, basic and diluted........................... $  (10,317) $  (56,056) $ (126,252)
                                                             ----------  ----------  ----------
Shares (Denominator):
     Weighted average common shares outstanding............     21,001      23,256      27,232
     Weighted average common shares outstanding subject to
        repurchase or forfeiture...........................        (69)       (133)       (201)
                                                             ----------  ----------  ----------
     Shares used in computation, basic and diluted.........     20,932      23,123      27,031
                                                             ----------  ----------  ----------
Net loss per share, basic and diluted...................... $    (0.49) $    (2.42) $    (4.67)
                                                             ==========  ==========  ==========

During 1999, 2000 and 2001, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at December 31, 2001: warrants to purchase 3,555,980 shares of common stock; and options to purchase 6,521,324 shares of common stock.

Equity Plans

Under the 1998 Stock Incentive Plan (the 1998 Stock Plan), the Company is authorized to issue shares of common stock to employees, directors and consultants under five separate programs: Discretionary Option, Stock Issuance, Salary Investment Option Grant, Automatic Option Grant and Director Fee Option Grant. The number of shares reserved for issuance under the 1998 Stock Plan automatically increases at the beginning of each calendar year by an amount equal to 5% of the total number of shares of common stock outstanding at the end of the preceding year (1,405,342 shares on January 2, 2002). The Discretionary Option Program of the 1998 Stock Plan provides for the grant of incentive stock options and nonstatutory stock options to employees and consultants at prices not less than the fair market value at the date of grant. These options generally vest and become exercisable 25% after the first 12 months from the date of grant and then ratably over a 36-month period. Options granted under the 1998 Stock Plan generally expire ten years from the date of grant.

Under the 2000 Stock Option Plan (the 2000 Stock Plan), the Company is authorized to issue up to 3,000,000 shares of common stock to employees, directors and consultants as discretionary option awards. The 2000 Stock Plan only provides for common stock issuance under a Discretionary Option Program which provides for awards under terms that are substantially comparable to stock option awards under the 1998 Stock Plan.

Stock option activity under the equity plans was as follows:

                                                                       Weighted
                                               Shares                   Average
                                              Available   Number of    Exercise
                                              for Grant     Shares       Price
                                             ----------- ------------  ---------
Balances, January 1, 1999 (464,507 shares
   vested at a weighted average price of
   $1.42 per share).........................     23,524    2,369,341  $    7.42
Reserved....................................  1,934,278           --         --
Granted (weighted average fair value of
   $11.24 per share)........................ (2,544,450)   2,544,450      18.36
Canceled....................................    653,869     (653,869)     13.59
Repurchased.................................     33,933           --         --
Exercised...................................         --     (356,793)      3.83
                                             ----------- ------------
Balances, December 31, 1999 (1,124,453
   shares vested at a weighted average
   price of $5.03 per share)................    101,154    3,903,129      13.85
Reserved....................................  2,580,959           --         --
Granted (weighted average fair value of
   $12.54 per share)........................ (4,556,623)   4,556,623      19.75
Canceled....................................  2,119,892   (2,119,892)     19.10
Repurchased.................................    196,733           --         --
Exercised...................................         --     (637,472)      5.47
                                             ----------- ------------
Balances, December 31, 2000 (1,147,269
   shares vested at a weighted average
   price of $10.90 per share)...............    442,115    5,702,388      17.55
Reserved....................................  2,734,417           --         --
Granted (weighted average fair value of
   $1.20 per share)......................... (5,373,638)   5,373,638       1.92
Canceled....................................  4,167,355   (4,167,355)     13.67
Repurchased.................................        440           --         --
Exercised...................................         --     (387,347)      0.59
Direct issuance of common stock from plan...    (50,000)          --         --
                                             ----------- ------------
Balances, December 31, 2001.................  1,920,689    6,521,324  $    8.17
                                             =========== ============

Additional information regarding options outstanding at December 31, 2001 is as follows:

                          Options Outstanding            Vested Options
                     --------------------------------- ---------------------
                                 Weighted
                                 Average
                                Remaining    Weighted              Weighted
      Range of         Number   Contractual  Average                Average
      Exercise          Out-       Life      Exercise    Number    Exercise
       Prices         standing   (years)      Price      Vested      Price
-------------------- ---------- ----------  ---------- ----------  ---------
 $ 0.43 -- $0.98       203,418        8.8  $     0.86     41,418  $    0.80
 $ 1.00  -- $2.84    3,282,014        9.6        1.06    365,000       1.19
 $ 3.30 -- $7.31       831,562        8.8        5.43    139,331       6.65
 $ 8.00 -- $18.00    1,065,752        8.2       13.10    548,017      12.91
 $18.38 -- $38.94    1,026,678        8.1       24.47    642,448      25.25
 $47.63 -- $73.50      111,900        8.2       53.93     70,508      54.54
                     ----------                        ----------
 $ 0.43 -- $73.50    6,521,324        9.0  $     8.17  1,806,722  $   15.79
                     ==========                        ==========

Under the 1998 Stock Purchase Plan (the 1998 Purchase Plan), eligible employees may elect to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods (April and October of each year). Shares issued under the 1998 Purchase Plan were 97,908, 92,556 and 295,998 in 1999, 2000 and 2001 at weighted average prices of $10.47, $10.22 and $1.30 per share, respectively. The weighted average fair value of the shares issued under the 1998 Purchase Plan in 1999, 2000 and 2001 was $12.26, $11.14 and $0.47 per share, respectively.

At December 31, 2001, the Company had 823,135 shares of its common stock reserved for future issuance under the 1998 Purchase Plan.

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

In December 2000, the Company accelerated all remaining unvested awards to nonemployees, thereby creating a measurement date. On the measurement date, the Company recorded the fair value associated with the remaining deferred stock compensation as compensation expense in the accompanying consolidated statement of operations and comprehensive loss for 2000. The aggregate compensation expense related to these awards in 2000 was $645,000. Com21 determined the value of the awards using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, contractual term; stock volatility, 75%; risk free interest rate, 6.5%; and no dividends during the expected term.

During 1999, 2000 and 2001, the Company issued nonstatutory options to nonemployees for the purchase of 47,500, 28,000 and 135,000 shares of common stock at weighted average exercise prices of $24.82, $25.69 and $1.03 per share, respectively. Such options were issued for services provided and were immediately vested and exercisable. Accordingly, the Company recorded the $74,000, $226,000 and $57,000 fair value of such awards (using the Black-Scholes option pricing model) as an expense in the accompanying consolidated statements of operations and comprehensive loss.

In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options assumed in the GADline acquisition as deferred compensation expense. Such deferred stock compensation, which aggregated $727,000, was recorded as a separate component of stockholders' equity and was amortized over the vesting term of the related options. In connection with the sale of the voice systems division (formerly GADline) in 2001, the unvested options were forfeited by the employees, and accordingly, the Company reversed the remaining unamortized deferred compensation expense associated with these awards.

In connection with the BitCom acquisition, the Company granted 245,000 shares of restricted common stock to former BitCom employees who executed employment agreements with Com21. The shares are released from restriction, in proportionate amounts, at each of the three anniversary dates of the acquisition. The Company recorded deferred compensation expense of $6,049,000, as a separate component of stockholders' equity, for the fair value of the common shares on the issuance date and amortized the amount over the three-year vesting period. In connection with the closure of the Maryland development center (formerly BitCom) in 2001, the Company released the restricted shares to the terminated employees as part of their severance arrangements. Accordingly, the Company recognized the remaining unamortized amount as a part of restructuring charges in the accompanying consolidated statements of operations and comprehensive loss for 2001.

Additional Stock Plan Information

Since the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123 requires the disclosure of pro forma net income (loss) and EPS had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations on stock-based awards to employees were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 4.5 years from the date of grant; stock volatility, 75%; risk-free interest rate, 6.0% in 1999 and 2000, and 4.5% in 2001; and no dividends during the expected term. The Company's calculations are based on a single option award valuation approach, and forfeitures are recognized as they occur. The Company's fair value calculations on stock-based awards under the 1998 Purchase Plan were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months; stock volatility, 75%; risk free interest rate, 5.5% in 1999, 5.4% in 2000 and 4.5% in 2001; and no dividends during the expected term. If the computed fair values of the employee awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $(16,158,000) ($(0.77) per share, basic and diluted) in 1999, $(73,045,000) ($(3.16) per share, basic and diluted) in 2000 and $(150,911,000) ($(5.58) per share, basic and diluted) in 2001.

11. Income Taxes

Income tax expense for the years ended December 31, 1999, 2000 and 2001 consisted solely of state franchise taxes.

Differences between income taxes computed by applying the statutory federal income tax rate to the loss before income taxes and the provision for income taxes consist of the following:

                                                         Years Ended December 31,
                                                     -------------------------------
                                                       1999       2000       2001
                                                     ---------  ---------  ---------
                                                                (in thousands)
Income taxes computed at 35% U.S. statutory rate... $  (3,592) $ (19,612) $ (44,182)
State income taxes.................................        55         22         19
Tax credits........................................    (2,052)    (5,059)    (1,113)
Foreign losses for which no benefit may be realized        --      6,110      1,833
Non-deductible acquisition charges.................        --      1,178     15,227
Non-deductible stock compensation..................        48      1,700         69
Change in valuation allowance......................     5,548     16,196     26,002
Other..............................................        48       (513)     2,164
                                                     ---------  ---------  ---------
Provision for income taxes......................... $      55  $      22  $      19
                                                     =========  =========  =========

The components of deferred income tax assets are as follows:

                                                              December 31,
                                                          ----------------------
                                                             2000        2001
                                                          ----------  ----------
                                                             (in thousands)

Deferred tax assets:
     Accruals and reserves not currently deductible..... $    4,068  $    7,085
     Capitalized research and development costs.........      3,651       4,073
     Net operating loss carryforwards...................     24,970      42,418
     Tax credit carryforwards...........................     12,700      13,358
     Capital loss carryforwards.........................         --       5,461
     Depreciation.......................................        527        (477)
                                                          ----------  ----------
Total gross deferred tax assets.........................     45,916      71,918
Valuation allowance.....................................    (45,916)    (71,918)
                                                          ----------  ----------
Total deferred tax assets............................... $       --  $       --
                                                          ==========  ==========

The increase of $26,002,000 in the valuation allowance during the year ended December 31, 2001 was primarily a result of increased net operating loss and tax credit carryforwards generated in 2001. The Company provided a full valuation allowance against the deferred tax assets based on the Company's evaluation of the likelihood of realization of future tax benefits resulting from the deferred tax assets.

As of December 31, 2000, the Company had $214,000 of deferred tax liabilities relating to certain intangible assets acquired in the BitCom acquisition. The deferred tax liabilities have been included in other current liabilities in the accompanying 2000 consolidated balance sheet.

As of December 31, 2001, the Company had available for carryforward net operating losses for federal and state income tax purposes of $117,696,000 and $34,709,000, respectively. Net operating losses of $14,000 for federal and state tax purposes attributable to the tax benefit relating to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options are excluded from the components of deferred income tax assets. The tax benefit associated with this net operating loss will be recorded as an adjustment to stockholders' equity when the Company generates taxable income. Federal net operating loss carryforwards will expire if not utilized beginning in the years 2009 through 2021. State net operating loss carryforwards will expire if not utilized beginning in the years 2002 through 2006.

As of December 31, 2001, the Company had available for carryforward research and experimental tax credits for federal and state income tax purposes of $7,698,000 and $5,029,000, respectively. Federal research and experimentation tax credit carryforwards expire from 2009 through 2021. The Company also had $637,000 in California manufacturers investment credits which expire from 2005 through 2011, and capital loss carryforwards of $13,400,000 for federal and state income tax purposes which will expire in 2006.

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

12. Major Customers

The following table summarizes net revenues and net trade accounts receivable for unaffiliated customers which accounted for 10% or more of net revenues or net trade accounts receivable:

             Accounts Receivable           Revenues
                December 31,        Years Ended December 31,
             ------------------  ----------------------------
Customer       2000      2001      1999      2000      2001
------------ --------  --------  --------  --------  --------
A                 --        --        20%      --        --
B                 --        --        18%      --        --
C                 26%      --        --        10%      10%
D                 19%      21%      --        11%      25%
E                 --        --        12%      12%      --

13. Related Party Transactions

For the year ended December 31, 1999, net revenues included sales to a customer of $8,289,000 (with related cost of revenues of $4,825,000) in which the Company had an investment in during 1999, and sales to a stockholder of $11,113,000 (with related cost of revenues of $6,942,000).

For the year ended December 31, 2000, net revenues included sales to a customer of $1,567,000 (with related cost of revenues of $1,225,000) of which a member of the Company's Board of Directors was an executive officer of, and sales to a customer of $555,000 (with related cost of revenues of $363,000) in which the Company has an equity investment in during 2000. As of December 31, 2000, accounts receivable included amounts from these customers of $278,000 and $334,000, respectively.

For the year ended December 31, 2001, net revenues included sales to a customer of $42,000 (with related cost of revenues of $58,000) that the Company has an equity investment in during 2001. As of December 31, 2001, accounts receivable included amounts from this customer of $63,000.

14. Employee Benefit Plan

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

15. Segment Information

For the years ended December 31, 1999, 2000 and 2001, the Company recorded revenue from customers throughout the United States; Canada; The Netherlands; Switzerland, Germany, the U.K., France, Spain, Denmark, Norway, Sweden, Finland, Belgium, Czech Republic, Hungary, Iceland, Israel, Austria (collectively referred to as Other Europe); Japan; China, Korea, Taiwan, Singapore, Indonesia (collectively referred to as Asia); Mexico, Argentina, Chile, Panama, Brazil (collectively referred to as South/Central America); and Australia/New Zealand. The following presents net revenues for the years ended December 31, 1999, 2000 and 2001 and long-lived assets as of December 31, 2000 and 2001 attributed to significant countries (in thousands):

                            1999            2000                  2001
                          ---------  ---------------------  ---------------------
                             Net        Net     Long-Lived     Net     Long-Lived
                          Revenues*  Revenues*   Assets**   Revenues*   Assets**
                          ---------  ---------  ----------  ---------  ----------
United States........... $  50,385  $  64,365  $   14,708  $  28,495  $    7,266
The Netherlands.........    15,900     44,848         323     40,185         366
Other Europe............    14,039     26,015       4,423     17,588       1,840
Japan...................     6,719     30,761          --     26,059          --
Canada..................     3,273     12,580          15      4,968          --
Asia....................       322     10,626           9         34          48
South/Central America...     1,688      4,222          --      5,419          --
Australia/New Zealand...     3,417        566          --         13          --
                          ---------  ---------  ----------  ---------  ----------
          Total......... $  95,743  $ 193,983  $   19,478  $ 122,761  $    9,520
                          =========  =========  ==========  =========  ==========

* Net revenues are attributed to countries based on invoicing location of customer.

** Long-lived assets exclude net intangible assets resulting from acquisitions of $60,057,000 and $3,570,000 in 2000 and 2001, respectively.

For purposes of segment reporting, the Company aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Based on such criteria, there are three operating and reportable segments: ATM Products, DOCSIS Products and Voice Products. The ATM Products segment develops, manufactures, and markets the proprietary cable modems, ATM headend equipment and network management software. The DOCSIS Products segment develops, manufactures, and markets DOCSIS cable modems for both home and office. The Voice Products segment, based primarily in Israel, developed, manufactured, and marketed voice over Internet cable modems and was sold during 2001.

The following tables are the financial results the chief operating decision maker, as defined by SFAS No. 131, utilizes in evaluating the performance of the Company's reportable segments:

                                         Years Ended December 31,
                                     -------------------------------
                                       1999       2000       2001
                                     ---------  ---------  ---------
                                                (in thousands)
Revenues:
  ATM Products..................... $  89,552  $ 125,037  $  78,727
  DOCSIS Products..................     6,191     67,170     43,381
  Voice Products...................        --      1,776        653
                                     ---------  ---------  ---------
          Total.................... $  95,743  $ 193,983  $ 122,761
                                     =========  =========  =========
Cost of Revenues:
  ATM Products.....................    55,009     87,073     60,964
  DOCSIS Products..................     5,909     62,315     53,820
  Voice Products...................        --      1,931      2,042
                                     ---------  ---------  ---------
          Total.................... $  60,918  $ 151,319  $ 116,826
                                     =========  =========  =========
Gross Profit
  ATM Products..................... $  34,543  $  37,964  $  17,763
  DOCSIS Products..................       282      4,855    (10,439)
  Voice Products...................        --       (155)    (1,389)
                                     ---------  ---------  ---------
          Total.................... $  34,825  $  42,664  $   5,935
                                     =========  =========  =========

The Company's product lines differ primarily based on product functions. Headend equipment controls the flow of data communications between cable modems and an external network, such as the Internet or a corporate network. Cable modems send and receive data over coaxial cable. Network management software facilitates provisioning, fault isolation, network configuration, field inventory, auto-discovery and performance for the headend equipment. For the years ended December 31, 1999, 2000 and 2001, the Company recorded net revenues from sales of headend equipment, cable modems and network management software as follows:

                                         Years Ended December 31,
                                     -------------------------------
                                       1999       2000       2001
                                     ---------  ---------  ---------
                                                (in thousands)
Headend Equipment.................. $  19,970  $  27,583  $  19,456
Cable Modems.......................    74,738    165,641    102,983
Network Management Software........     1,035        759        322
                                     ---------  ---------  ---------
Net Revenues....................... $  95,743  $ 193,983  $ 122,761
                                     =========  =========  =========

16. Selected Quarterly Financial Results (Unaudited)

The following tables set forth selected quarterly results of operations for the years ended December 31, 2000 and 2001:

                                                    Quarters Ended
                                       ------------------------------------------
                                       Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
                                         2000       2000       2000       2000
                                       ---------  ---------  ---------  ---------
                                          (in thousands, except per share amounts)
Net revenues......................... $  41,556  $  51,358  $  60,636  $  40,433
Gross profit.........................    12,564     14,036      9,696      6,368
Loss from operations.................    (3,840)    (5,097)   (25,643)   (25,447)
Net loss.............................    (2,423)    (3,741)   (24,812)   (25,080)
Net loss per share, basic and diluted $   (0.11) $   (0.17) $   (1.02) $   (1.02)
Shares used in computation, basic
  and diluted........................    21,763     21,931     24,242     24,555

                                                    Quarters Ended
                                       ------------------------------------------
                                       Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
                                         2001      2001 *      2001       2001
                                       ---------  ---------  ---------  ---------
                                          (in thousands, except per share amounts)
Net revenues......................... $  32,789  $  34,121  $  30,096  $  25,755
Gross profit.........................     2,900      1,563        405      1,067
Loss from operations.................   (22,319)   (82,550)   (11,113)   (10,248)
Net loss.............................   (22,062)   (82,425)   (10,653)   (11,112)
Net loss per share, basic and diluted $   (0.87) $   (3.02) $   (0.39) $   (0.40)
Shares used in computation, basic
  and diluted........................    25,493     27,268     27,484     27,877

* The results of operations for the quarter ended June 30, 2001, include a restructuring charge of $67,450,000.

17. Subsequent Event

On March 11, 2002, the Company signed a letter agreement with our major chip supplier to cancel the Company's purchase order for $10,354,000 worth of chips in exchange for an exclusive relationship on certain components over a two-year period with no specified volume commitment.

On March 20, 2002, the Company signed a binding agreement with one of its contract manufacturers to cancel all orders currently in place and executed a promissory note for all net accounts payable and excess materials purchased by the contract manufacturer for the Company's product. The principal amount of the note is $20,000,000, bears interest at an average rate of 10%, and is payable monthly beginning on March 31, 2002 and maturing on May 30, 2004. The principal amount includes approximately $8,556,000 of excess materials subject to the Company's review. A significant portion of the excess material may have no net realizable value to the Company and would therefore be written off in the first quarter of 2002.

On March 29, 2002, the Company executed a promissory note with another one of its contract manufacturers for all net accounts payable owed to the contract manufacturer and all excess materials purchased by the contract manufacturer for the Company's product. The principal amount of the note is $2,518,000, bears interest at 8%, and is payable monthly beginning on April 30, 2002 and maturing on December 31, 2003. The principal amount includes $771,000 of excess materials subject to the Company's review. A significant portion of the excess material may have no net realizable value to the Company and would therefore be written off in the first quarter of 2002.

In connection with the above agreements, the Company issued warrants to purchase a total of 350,000 shares of common stock at a weighted average price of $1.22 per share.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

Not applicable.

PART III

Pursuant to General Instruction G. to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from the Company's definitive Proxy Statement with respect to its 2002 annual meeting of stockholders, to be filed pursuant to Regulation 14A within 120 days after December 31, 2001.

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this annual report:

1. Consolidated Financial Statements. The following Consolidated Financial Statements of Com21, Inc. and related Independent Auditors' Report are filed as part of this annual report:

Independent Auditor's Report

Consolidated Balance Sheets, as of December 31, 2000 and 2001

For the years ended December 31, 1999, 2000, and 2001:

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
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules of Com21, Inc. are filed as part of this annual report and should be read in conjunction with the Consolidated Financial Statements of Com21, Inc.:

Financial Statement Schedules for the years ended December 31, 1999, 2000, 2001:

Schedule	Page
II - Valuation & Qualifying Accounts	58

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
Index to Exhibits

Number	Exhibit Title
3.1(1)	Registrant's Amended and Restated Certificate of Incorporation.
3.2 (1)	Registrant's Amended and Restated Bylaws.
4.1(1)	Form of Registrant's Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Information and Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated July 22, 1997.
10.1(1)	Lease Agreement between the Company, John Arrillaga and Richard T. Peery, dated May 10, 1996.
10.2+(1)	Technology License and Reseller Agreement between the Company and 3Com Corporation, dated March 22, 1996.
10.3+(1)	Reseller Agreement between the Company and 3Com Corporation, dated July 30, 1997.
10.4+(1)	Hardware and Software Technology License Agreement between the Company, Advanced Telecommunications Modules, Limited and Advanced Telecommunications Modules, Inc., dated February 1, 1996.
10.6(1)	Registrant's 1998 Stock Incentive Plan.
10.7(1)	Registrant's 1998 Employee Stock Purchase Plan.
10.8(1)	Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
10.11+(1)	Agreement for Manufacturing Services between the Company and Celestica, Inc., dated October 25, 1996.
10.12+(1)	Wind River Systems, Inc. VxWorks License Agreement, dated May 23, 1997.
10.13+(1)	Purchase and License Agreement by and between the Company and Siemens AG, dated December 2, 1997.
10.18 (3)	Registrant's 2000 Stock Option Plan.
10.21 (5)	Agreement, dated February 28, 2001, by and between the Registrant and Fletcher International Ltd.
10.24 (7)	Amended and Restated Warrant Certificate dated January 18, 2002, by and between the Registrant and Fletcher International, Ltd.
10.25	Loan and Security Agreement between Registrant and Silicon Valley Bank dated November 30, 2001.
10.26	Supply Agreement between the Company and Universal Scientific Industrial Co., Ltd., dated December 3, 2001.
10.27	Amendment to Manufacturing Agreement between the Company and Celestica, Inc. and Accompanying Promissory Note and Warrant Certificate, dated March 20, 2002.
10.28	Amendment to Manufacturing Agreement between the Company and Flextronics and Accompanying Note and Warrant Certificate, dated March 29, 2002.
21.1	Subsidiaries.
23.1	Independent Auditors' Consent.
23.2	Independent Auditors' Report on Schedule
+	Confidential treatment has been granted as to a portion of this Agreement.
(1)	Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-48107).
(2)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-70945).
(3)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-39898).
(4)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-46144).
(5)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K (File No. 000-24009).
(6)	Previously filed as an exhibit to the Registrant's Statement on Form S-3 (File No. 333-58362).
(7)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-81276).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:	March 29, 2002

COM21, INC.

By:	/s/ GEORGE MERRICK
George Merrick
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appear below hereby constitutes and appoints, jointly and severally, George Merrick and Ralph Marimon, and each of them acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ GEORGE MERRICK George Merrick	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ RALPH MARIMON Ralph Marimon	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ PAUL BARAN Paul Baran	Director	March 29, 2002
Jim Gagnard	Director	March 29, 2002
/s/ SUSAN HUBBELL NYCUM Susan Hubbell Nycum	Director	March 29, 2002
/s/ JAMES SPILKER James Spilker, Jr.	Director	March 29, 2002
/s/ DANIEL PIKE Daniel J. Pike	Director	March 29, 2002

COM21, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

(IN THOUSANDS)

                                       Balance   Additions
                                         at      Charged to             Balance
                                      Beginning  Costs and              at End
                                      of Period  Expenses   Deductions of Period
                                      ---------  ---------  ---------  ---------
1999
Accounts Receivable Allowances *     $     908  $     392  $    (139) $   1,161
Inventory Reserve                    $   1,432  $   2,314  $  (1,211) $   2,535
Warranty Reserve                     $     299  $     743  $     (90) $     952

2000
Accounts Receivable Allowances *     $   1,161  $   1,373  $  (1,434) $   1,100
Inventory Reserve                    $   2,535  $   7,083  $  (3,125) $   6,493
Warranty Reserve                     $     952  $   1,666  $    (143) $   2,475

2001
Accounts Receivable Allowances *     $   1,100  $   1,648  $    (365) $   2,383
Inventory Reserve                    $   6,493  $   3,979  $  (3,843) $   6,629
Warranty Reserve                     $   2,475  $   1,093  $  (2,345) $   1,223

* Deductions for accounts receivable allowances include miscellaneous discounts and price adjustments.