Form 10-Q
period 2002-03-31
COM21 INC
filed 2002-05-15
CIK 945379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 28,217,505 as of March 31, 2002.

Com21, Inc.
FORM 10-Q
TABLE OF CONTENTS

In addition to historical information, this Form 10-Q contains forward-looking statements including statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed at Risk Factors below and in the Risk Factors section of Com21's annual report on Form 10-K dated April 1, 2002, as filed with the SEC. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Com21 undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See Risk Factors below as well as Risk Factors in Com21's annual report on Form 10-K dated April 1, 2002, as filed with the SEC.

PART I: FINANCIAL INFORMATION

Item 1 Financial Statements

COM21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and par value amounts)
(Unaudited)

                                                              March 31,    December 31,
                                                                2002          2001
                                                            ------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents............................. $     19,700  $     19,673
    Restricted cash.......................................       10,025        10,025
    Short-term   investments..............................           59            37
    Accounts receivable:
         Trade............................................       12,411        11,945
         Related parties..................................           72            63
         Other............................................        1,251        10,837
    Inventories...........................................       11,058        18,335
    Prepaid expenses and other............................        1,779           970
                                                            ------------  ------------
           Total current assets...........................       56,355        71,885
Long-term   investments...................................        1,000         2,000
Property and equipment, net...............................        6,025         7,365
Goodwill, net.............................................        3,570         3,570
Other assets..............................................          152           155
                                                            ------------  ------------
           Total assets................................... $     67,102  $     84,975
                                                            ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................... $     14,024        36,818
    Accrued compensation and related benefits.............        1,643         1,635
    Accrued restructuring charges.........................        2,695         2,211
    Other current liabilities.............................        5,059         3,519
    Current portion of capital lease and debt obligations.       11,855         6,178
                                                            ------------  ------------
           Total current liabilities......................       35,276        50,361
Deferred rent.............................................          224           239
Accrued restructuring charges.............................        4,124         2,971
Capital lease and debt obligations........................       13,488           198
                                                            ------------  ------------
           Total liabilities..............................       53,112        53,769
                                                            ------------  ------------
Stockholders' equity:
    Common stock, $0.001 par value, 160,000,000 shares
      authorized; 28,217,505 and 28,106,848 issued and
      outstanding at March 31, 2002 and December 31, 2001.           28            28
    Additional paid-in capital............................      272,833       272,502
    Accumulated deficit...................................     (258,893)     (241,324)
    Accumulated other comprehensive income................           22            --
                                                            ------------  ------------
           Total stockholders' equity.....................       13,990        31,206
                                                            ------------  ------------
           Total liabilities and stockholders' equity..... $     67,102  $     84,975
                                                            ============  ============

See notes to condensed consolidated financial statements.

COM21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands except per share amounts)
(Unaudited)

                                                       Three Months Ended
                                                          March 31,
                                                      --------------------
                                                         2002       2001
                                                      ---------  ---------
Revenues............................................ $  24,200  $  32,789
                                                      ---------  ---------
Cost of revenues:
    Cost of revenues................................    20,935     29,131
    Charges due to change in contract manufacturers.     8,429         --
    Write off of discontinued product inventory.....       807         --
    Amortization of intangible assets...............        --        758
                                                      ---------  ---------
        Total cost of revenues......................    30,171     29,889
                                                      ---------  ---------
Gross profit (loss).................................    (5,971)     2,900
                                                      ---------  ---------
Operating expenses:
    Research and development........................     3,448      9,461
    Sales and marketing.............................     2,252      7,381
    General and administrative......................     2,191      4,639
    Restructuring charges...........................     2,550         87
    Amortization of goodwill and intangible assets..        --      2,641
    Stock-based compensation *......................        --      1,010
                                                      ---------  ---------
        Total operating expenses....................    10,441     25,219
                                                      ---------  ---------
Loss from  operations...............................   (16,412)   (22,319)
                                                      ---------  ---------
Other income (expense):
    Other income (expense), net.....................      (135)       276
    Impairment loss on investment...................    (1,000)        --
                                                      ---------  ---------
        Total other income (expense), net...........    (1,135)       276
                                                      ---------  ---------
Loss before income taxes............................   (17,547)   (22,043)
Income taxes........................................        22         19
                                                      ---------  ---------
Net loss............................................   (17,569)   (22,062)
Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on available-
    for-sale investments............................        22       (849)
                                                      ---------  ---------
Comprehensive loss.................................. $ (17,547) $ (22,911)
                                                      =========  =========

Net loss per share, basic and diluted............... $   (0.62) $   (0.87)
                                                      =========  =========
Shares used in computation, basic
    and diluted.....................................    28,178     25,493
                                                      =========  =========

* Stock-based compensation:
Research and development............................ $      --  $     913
Sales and marketing.................................        --         19
General and administrative..........................        --         78
                                                      ---------  ---------
                                                     $      --  $   1,010
                                                      =========  =========

See notes to condensed consolidated financial statements.

COM21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                             Three Months Ended
                                                                               March 31,
                                                                           --------------------
                                                                              2002       2001
                                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss............................................................. $ (17,569) $ (22,062)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Stock-based compensation...........................................        --      1,010
      Warrants issued to contract manufacturers..........................       219         --
      Depreciation and amortization......................................       816      4,947
      Non-cash restructuring charges.....................................       123         --
      Deferred rent......................................................       (15)        57
      Write-off of impaired investment...................................     1,000         --
      Loss on fixed assets disposals.....................................       519         --
    Changes in operating assets and liabilities:
         Accounts receivable - trade.....................................      (466)    10,342
         Accounts receivable - related parties...........................        (9)        --
         Accounts receivable - other.....................................     5,385      5,228
         Inventories.....................................................    13,072      6,134
         Prepaid expenses and other......................................      (809)     1,380
         Other assets....................................................         3         --
         Accounts payable................................................    (1,870)   (23,217)
         Accrued compensation and related benefits.......................         8       (767)
         Accrued restructuring charges...................................     1,637         --
         Other current liabilities.......................................     1,540       (579)
                                                                           ---------  ---------
      Net cash provided by (used in) operating activities................     3,584    (17,527)
                                                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of investments....................................        --      7,700
    Purchases of property and equipment..................................      (118)      (721)
                                                                           ---------  ---------
      Net cash provided by (used in) investing activities................      (118)     6,979
                                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private equity financing, net..........................        --      6,864
    Proceeds from exercise of stock options, net.........................       112         42
    Repayments under capital lease obligations...........................       (51)      (130)
    Repayments on debt obligations, net..................................    (3,500)      (633)
    Reduction in restricted cash.........................................        --      1,005
                                                                           ---------  ---------
      Net cash provided by (used in) financing activities................    (3,439)     7,148
                                                                           ---------  ---------
Net change in cash and cash equivalents..................................        27     (3,400)
Cash and cash equivalents at beginning of period.........................    19,673     25,237
                                                                           ---------  ---------
Cash and cash equivalents at end of period............................... $  19,700  $  21,837
                                                                           =========  =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Unrealized (gain) loss on available-for-sale investments............. $      22  $    (849)
                                                                           =========  =========
    Property acquired under capital lease................................ $      --  $     381
                                                                           =========  =========
    Issuance of common stock for acquisition milestones.................. $      --  $     963
                                                                           =========  =========
    Fair value of common stock warrants issued to contract manufacturers. $     219  $      --
                                                                           =========  =========
    Liabilities net of assets converted to notes payable................. $  22,518  $      --
                                                                           =========  =========

See notes to condensed consolidated financial statements.

COM21, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by Com21 pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared using accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Com21's consolidated financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001.

The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in Com21's Form 10-K dated April 1, 2002 as filed with the SEC.

Certain prior period amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

2. Inventories

Inventories consist of (in thousands):

                                                    March 31,    December 31,
                                                       2002          2001
                                                   ------------  ------------
Raw materials and sub-assemblies................. $      7,252  $      5,719
Work-in-process .................................        1,109           909
Finished goods ..................................        2,697        11,707
                                                   ------------  ------------
                                                  $     11,058  $     18,335
                                                   ============  ============

3. Goodwill and Other Intangible Assets

On January 1, 2002, Com21 adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets after their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather tested at least annually for impairment. In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $3,570,000 as of the beginning of fiscal 2002.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the first quarter of 2001 (in thousands, except per-share amounts):

                                                      Three Months Ended
                                                          March 31,
                                                   --------------------------
                                                       2002          2001
                                                   ------------  ------------
Net loss, as reported............................ $    (17,569) $    (22,062)
Add back amortization of:
Goodwill ........................................           --         2,461
Tradename and workforce  in place previously
   classified as intangible asset ...............           --           161
                                                   ------------  ------------
Net loss, as adjusted............................ $    (17,569) $    (19,440)
                                                   ============  ============

Net loss per share, basic and diluted, as reporte $      (0.62) $      (0.87)
Add back amortization of:
Goodwill ........................................           --          0.10
Tradename and workforce  in place previously
   classified as intangible asset ...............           --          0.01
                                                   ------------  ------------
Net loss per share, basic and diluted, as adjuste $      (0.62) $      (0.76)
                                                   ============  ============

The Company has performed its transition impairment test of goodwill as of January 1, 2002 and determined that there was no impairment upon adoption of SFAS No. 142. The Company will perform goodwill impairment tests on an annual basis and when circumstances suggest impairment may have occurred.

4. Long-Lived Assets

On January 1, 2002, Com21 adopted SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 had no impact on Com21's consolidated financial position, results of operations or cash flows.

5. Impairment Loss on Investment

Com21 performs periodic reviews of its investments for impairment. Investments in publicly held companies are generally considered impaired when a decline in the fair market value of an investment, as measured by quoted market prices, is less than its carrying value and such decline is not considered temporary. Investments in privately held companies are considered impaired when a review of the investee's operations and other indicators indicate that the carrying value of the investment is not likely to be recoverable. Such indicators used to evaluate impairment include, but are not limited to, capital resources, prospects of receiving additional financing, and prospects for liquidity of the related securities. In the first quarter of 2002, we wrote down $1,000,000 related to the impairment of our investment in a privately held company as we judged the decline in the investment's value to be other than temporary.

6. Debt Obligations

Com21 entered into a borrowing agreement in December 2001 which consists of a revolving line of credit, for working capital purposes, and a $10,000,000 letter of credit facility which can be utilized as security for a contract manufacturer. The line of credit agreement allows Com21 to borrow up to the lesser of $10,000,000 or 75% of Com21's eligible domestic and foreign accounts receivable. Borrowings under the line are secured by substantially all the assets of Com21 and bear annual interest at the bank's prime rate (4.75% at March 31, 2002) plus 2.0%, which is payable monthly. The line expires on November 30, 2002, at which time all outstanding borrowings and unpaid interest are due. The letter of credit requires cash collateral by the Company in an amount equal to the outstanding letter of credit commitments. The borrowing arrangement requires Com21 to comply with a financial covenant to maintain minimum tangible effective net worth of $24,000,000. The Company was in compliance with the financial covenant at March 31, 2002. At March 31, 2002, Com21 had $2,500,000 outstanding under the line and $3,900,000 in availability for additional borrowings.

On March 20, 2002, the Company signed a binding agreement with one of its contract manufacturers to cancel all orders currently in place and executed a promissory note for all net accounts payable and excess materials purchased by the contract manufacturer for the Company's product. The principal amount of the note is $20,000,000, bears interest at an average rate of 10%, and is payable monthly beginning on March 31, 2002 and matures on May 30, 2004.

On March 29, 2002, the Company executed a promissory note with another one of its contract manufacturers for all net accounts payable owed to the contract manufacturer and all excess materials purchased by the contract manufacturer for the Company's product. The principal amount of the note is $2,518,000, bears interest at 8%, and is payable monthly beginning on April 30, 2002 and matures on December 31, 2003.

In connection with the above contract manufacturer agreements, the Company issued warrants to purchase a total of 350,000 shares of common stock at a weighted average price of $1.22 per share. The warrants are immediately exercisable until expiration in March 2005. The fair value of these warrants in the amount of $219,000 was recognized as cost of revenues in the accompanying condensed consolidated statement of operations and comprehensive loss for the first quarter of 2002. The Company determined the fair value of the warrants using the Black-Scholes option pricing model over the contractual terms of the warrants with the following weighted average assumptions: stock volatility, 75%; risk free interest rate, 3.89%; and no dividends during the contractual terms. None of the warrants have been exercised, and all remain outstanding at March 31, 2002.

7. Restructuring Charges

During 2001 and continuing in the first quarter of 2002, Com21 announced a number of programs to reduce operating expenses. These programs were designed to prioritize Com21's initiatives around high-growth areas of the business, focus on profit contribution, and reduce expenses and capital spending. These restructuring programs included workforce reductions, reorganization and closure of certain business functions, and consolidation of excess facilities. As a result of the restructuring efforts, Com21 recorded restructuring charges of $2,550,000 and $87,000 for the three months ended March 31, 2002 and 2001, respectively.

A summary of the activity to the accrued restructuring charges for the three months ended March 31, 2002 is as follows (in thousands):

                                                    Balance at                               Balance at
                                                   December 31,                               March 31,
                                                       2001       Provision      Utilized       2002
                                                   ------------  ------------  ------------  -----------
Workforce reduction.............................. $         70  $        208  $       (175) $       103
Closure of excess facilities.....................        5,112         2,342          (738)       6,716
                                                   ------------  ------------  ------------  -----------
   Total......................................... $      5,182  $      2,550  $       (913) $     6,819
                                                   ============  ============  ============  ===========

Workforce Reduction - The restructuring programs in 2001 resulted in the reduction of 143 employees across all business functions and operating units, including employees of the wireless business unit, Maryland development center and corporate headquarters. During the first quarter of 2002, Com21 had an additional workforce reduction, which affected 33 employees across all business functions and operating units, due to the reorganization of the Company from a divisional structure centered on multiple product lines to a single functional organization. The remaining $103,000 accrual at March 31, 2002 related to severance and fringe benefits to be disbursed by June 2002.

Closure of Excess Facilities - In connection with its restructure actions, the Company exited the wireless business unit facility in Long Island, New York; the Maryland development center in Germantown, Maryland; and a building in Milpitas, California in the second quarter of 2001. In 2001, Com21 recorded a charge of $7,757,000 related primarily to the net rental expense on non-cancelable leases and the write-off of fixed assets and leasehold improvements associated with the exit activity. As a result of changing real estate market conditions, Com21 revised the assumptions related to the timeframe to sublease the Milpitas building, resulting in an additional provision of $2,061,000 in the first quarter of 2002 which was offset by a $93,000 reversal of the accrual of the Long Island facility resulting from entering into an the actual sublease agreement with a third party.

Also, during the first quarter of 2002, the Company initiated its plan for excess capacity in The Netherlands and the Ireland offices and made the excess capacity available to sublease. As a result, Com21 recorded an additional charge of $374,000 related primarily to the net rental expense on non-cancelable leases and the write-off of leasehold improvements associated with the buildings.

The Company expects to pay the remaining accrued lease obligations of $6,716,000, net of estimated sublease income, over the next eight years.

8. Commitments and Litigation

On March 11, 2002, the Company signed a letter agreement with its major chip supplier to cancel the Company's purchase order for $10,354,000 worth of chips in exchange for an exclusive relationship on certain components over a two-year period with no specified volume commitment.

In March 2002, the Company cancelled all outstanding purchase orders with its two primary contract manufacturers. In connection with the cancellation, the Company signed promissory notes for existing payables to the vendors and for certain materials held by the vendors.

Com21 is subject to various legal proceedings and claims which arise in the normal course of business. Com21 does not believe that any current litigation or claims have any merit and intends to defend them vigorously.

9. Stockholders' Equity

Net Loss Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

                                                      Three Months Ended
                                                          March 31,
                                                   --------------------------
                                                       2002          2001
                                                   ------------  ------------
Net Loss (Numerator):
   Net loss, basic and diluted................... $    (17,569) $    (22,062)
                                                   ------------  ------------
Shares (Denominator):
   Weighted average common shares outstanding....       28,178        25,738
   Weighted average common shares outstanding
      subject to repurchase or forfeiture........           --          (245)
                                                   ------------  ------------
   Shares used in computation, basic and diluted.       28,178        25,493
                                                   ------------  ------------

Net loss per share, basic and diluted............ $      (0.62) $      (0.87)
                                                   ============  ============

During the three months ended March 31, 2002 and 2001, Com21 had securities outstanding which couls potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at March 31, 2002: warrants purchase 3,855,981 shares of common stock; and options to purchase 8,467,702 shares of common stock.

10. Segment Information

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

The following tables are the financial results the chief operating decision maker, as defined by SFAS No. 131, utilizes in evaluating the performance of Com21's reportable segments (in thousands):

                                                      Three Months Ended
                                                         March 31,
                                                     ------------------------
                                                         2002         2001
                                                     ------------  ----------
Revenues:
  ATM products..................................... $     15,507  $   20,381
  DOCSIS products..................................        8,693      11,907
  Voice products...................................           --         501
                                                     ------------  ----------
          Total.................................... $     24,200  $   32,789
                                                     ============  ==========
Cost of Revenues:
  ATM products..................................... $     10,033  $   14,750
  DOCSIS products..................................       10,902      12,688
  Voice products...................................           --       1,693
  Charges due to change in contract manufacturers..        8,429          --
  Write off of discontinued product inventory......          807          --
  Amortization of intangible assets................           --         758
                                                     ------------  ----------
          Total.................................... $     30,171  $   29,889
                                                     ============  ==========
Gross Profit (Loss):
  ATM products..................................... $      5,474  $    5,631
  DOCSIS products..................................       (2,209)       (781)
  Voice products...................................           --      (1,192)
  Charges due to change in contract manufacturers..       (8,429)         --
  Write off of discontinued product inventory......         (807)         --
  Amortization of intangible assets................           --        (758)
                                                     ------------  ----------
          Total.................................... $     (5,971) $    2,900
                                                     ============  ==========

Com21's product lines differ primarily based on product functions. Headend equipment controls the flow of data communications between cable modems and an external network, such as the Internet or a corporate network. Cable modems send and receive data over coaxial cable. Network management software facilitates provisioning, fault isolation, network configuration, field inventory, auto- discovery and performance for the headend equipment. For the three months ended March 31, 2002 and 2001, Com21 recorded product revenues from sales of headend equipment, cable modems and network management software as follows (in thousands):

                                                      Three Months Ended
                                                         March 31,
                                                     ------------------------
                                                         2002         2001
                                                     ------------  ----------
Headend equipment.................................. $      2,840  $    4,638
Cable modems.......................................       21,150      27,952
Network management software........................          210         199
                                                     ------------  ----------
Product revenues................................... $     24,200  $   32,789
                                                     ============  ==========

PART I: FINANCIAL INFORMATION

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Com21's unaudited condensed consolidated financial statements and notes thereto. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to the Risk Factors section contained in Com21's Annual Report on Form 10-K dated April 1, 2002, and to the Risk Factors section contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Summary of Critical Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with SEC rules and regulations and accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our condensed consolidated financial statements:

Investments - Investments are stated at fair value based on quoted market prices obtained from an independent broker. Investments are classified as available-for-sale based on the intended use. Gains and losses on sales of investments are determined on a specific identification basis. We perform periodic reviews of our investments for impairment. Investments in publicly held companies are generally considered impaired when a decline in the fair market value of an investment, as measured by quoted market prices, is less than its carrying value and such decline is not considered temporary. Investments in privately held companies are considered impaired when a review of the investee's operations and other indicators indicate that the carrying value of the investment is not likely to be recoverable. Such indicators used to evaluate impairment include, but are not limited to, capital resources, prospects of receiving additional financing, and prospects for liquidity of the related securities. If our estimates of fair value change in the future, we may be required to record impairment charges.

Inventories - Inventories consist of networking equipment, modems and sub-assemblies stated at the lower of cost (first-in, first-out method) or market. We write-down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

In March 2002, Com21 cancelled all outstanding purchase orders with its two primary contract manufacturers. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors. These notes total approximately $22.5 million, bear interest at average rates ranging from 8% to 10% and mature in December 2003 and May 2004.

Closure of Excess Facilities Restructuring Accrual - In calculating the charge related to our facilities consolidation, estimates were used for the sublease terms upon the negotiation of future subleases, broker commissions, tenant improvements and operating costs. In determining our estimates, we obtained information from third party leasing agents to calculate anticipated third party sublease income and the probable vacancy period prior to finding a sublessee. In calculating the undiscounted value of ongoing lease commitments for unused facilities, we considered ongoing facilities needs and the potential sublease rate. Market conditions will affect our ability to sublease facilities on terms consistent with our estimates. Management re-evaluates these estimates quarterly, based on the availability of more recent information and makes adjustments to the facilities charges accordingly. Our ability to sublease facilities ahead of schedule or the negotiation of lease terms resulting in higher or lower sublease income than estimated will affect our accrual and the related restructuring charge. Differences between estimates and actual related broker commissions, tenant improvements and operating costs may increase or decrease the accrual upon final negotiation. The restructuring accrual for closure of excess facilities at March 31, 2002 was $6.7 million, which is comprised of $9.9 million of future rent obligations offset by $3.2 million of estimated future sublease income, net of costs.

Overview

We are a leading global supplier of system solutions for the broadband access market. Our products enable domestic and international cable operators to provide high-speed, cost-effective Internet access, reduce operating costs, and maximize revenue opportunities in a variety of subscriber markets - including residential, corporate telecommuters, and small businesses. We develop, manufacture and sell headend equipment, subscriber cable modems, and network management software, all designed to support Asynchronous Transfer Mode, or ATM, Data Over Cable System Interface Specification, or DOCSIS, and Euro- DOCSIS industry standards. In the North American market, we primarily sell directly to cable operators. Internationally, we sell primarily to systems integrators, who in turn sell to cable operators.

In January 2002, as a continuing effort to reduce operating expenses, we had an additional workforce reduction due to the reorganization of Com21 from a divisional structure centered on multiple product lines to a single functional organization.

On March 11, 2002, we signed a letter agreement with our major chip supplier to cancel a purchase order of $10.4 million in exchange for an exclusive relationship on certain components over a two-year period with no specified volume commitment.

On March 20, 2002, Com21 signed a binding agreement with one of our contract manufacturers to cancel all orders currently in place and executed a promissory note for all net accounts payable and excess materials purchased by the contract manufacturer for Com21's product. The principal amount of the note is $20.0 million, bears interest at an average rate of 10%, and is payable monthly beginning on March 31, 2002 and matures on May 30, 2004.

On March 29, 2002, Com21 executed a promissory note with another one of our contract manufacturers for all net accounts payable owed to the contract manufacturer and all excess materials purchased by the contract manufacturer for Com21's product. The principal amount of the note is $2.5 million, bears interest at 8%, and is payable monthly beginning on April 30, 2002 and matures on December 31, 2003.

Results of Operations

Revenues - Revenues decreased 26% from $32.8 million in the first quarter of 2001 to $24.2 million in the first quarter of 2002. The decrease in revenues is due to the economic slowdown, which has affected and in general continues to affect our customers' purchases and the rebalancing of their inventory levels. The decrease in revenues is also due to a shift in product mix to include higher unit volumes of the lower priced DOCSIS modems coupled with a decline in the average selling price of ATM and DOCSIS modems, and a decrease in the units of headends sold.

Cable modem sales accounted for 87% of revenues in the first quarter of 2002, as compared to 85% of revenues in the first quarter of 2001. The average selling price of all cable modems declined from the first quarter of 2001 to the first quarter of 2002 due to planned price reductions, industry-wide price competition and product mix, as we are selling more of our lower priced DOCSIS modems.

Headend sales accounted for 12% of revenues in the first quarter of 2002, as compared to 14% of revenues in the first quarter of 2001. The average selling price of headend equipment also declined from the first quarter of 2001 to the first quarter of 2002 due to planned price reductions.

We anticipate continued pricing pressure on our cable modems and headend equipment, and declines in the average selling price of our ATM and DOCSIS cable modems and headend equipment during 2002 due to competitive price pressures and the number of suppliers competing for market share.

During the quarter ended March 31, 2002, international sales accounted for 77% of revenues, decreasing from 82% in the first quarter of 2001. The decrease is due to increased shipments in North America as demand for our DOCSIS modems increased during the first quarter of 2002 as compared to shipments during the first quarter of 2001 when our North America customers were rebalancing their inventory.

In the first quarter of 2002, revenues attributable to Telindus accounted for 31% of revenues, while revenues attributable to Siemens accounted for 16% of revenues. In the first quarter of 2001, revenues attributable to Telindus and Itochu accounted for 18% and 14% of revenues, respectively.

Gross Margins - Gross margins decreased from 9% in the first quarter of 2001 to a negative 25% in the first quarter of 2002. The decrease in margins is primarily due to the following factors:

  Cancellation of all outstanding purchase orders with our two primary contract manufacturers in March 2002. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors. These notes total approximately $22.5 million, bear interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. The majority of materials held by the vendors will likely be of no future use to Com21 as a result of the DOCSIS contract manufacturing arrangement we have entered into with a new third party in April 2002. Accordingly, materials with no future use of $7.9 million were written off during the first quarter of 2002. Our provision for excess and obsolete inventory at March 31, 2002 contained a $7.9 million provision for this inventory held by the vendors. In addition to the notes, Com21 granted warrants to the vendors to purchase a total of 350,000 shares of common stock, which resulted in a stock compensation charge of $219,000 to cost of revenues.
  The sale of more DOCSIS modems in the first quarter of 2002 than in the first quarter of 2001 have lower gross margins than our proprietary ATM modems. DOCSIS modem shipments increased from 87,000 units or 54% of total Com21 modems shipped in first quarter 2001 to 112,000 units or 59% of total Com21 modems shipped in first quarter 2002.
  Write-off of component and finished goods inventory related to certain discontinued ATM modems.
  Continuing pricing pressure due to competitive pricing offered by our competitors to move inventory and increase market share.

During second quarter of 2002, we anticipate continued pressure on margins due to the following:

  Increased sales of our DOCSIS modems. If the mix of shipments shifts to the lower margin DOCSIS modems, then our total margin percentage will decline.
  Competitive pricing on DOCSIS modems offered by entrenched suppliers to move inventory and increase market share. As the industry continues to move toward standardization of technology, we anticipate increased pricing pressure.

We are taking steps to attempt to counter the impact of this price erosion by continuing modem cost reduction programs for both DOCSIS and ATM products.

Research and Development - Research and development expenses consist primarily of personnel costs, prototype material expenditures and equipment and supplies required to develop and to enhance our products. Research and development expenses decreased 64% from $9.5 million in the first quarter of 2001 to $3.4 million in the first quarter of 2002. The decrease in research and development expenses is due to our efforts to reduce expenses. These efforts involved workforce reductions, elimination of certain development programs, and closure and consolidation of research and development facilities, as we refocused our development efforts. In 2002, we anticipate that research and development expenses will be less than the 2001 level by approximately $8.0 million to $11.0 million. This decline is likely to result from the 2001 and the first quarter of 2002 personnel reductions, as well as the continuing effort to reduce expenses and future workforce reductions.

Sales and Marketing - Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased 69% from $7.4 million in the first quarter of 2001 to $2.3 million in the first quarter of 2002. This decline is due to our efforts to reduce costs, which involved workforce reductions and a decrease in spending on marketing programs. In 2002, we anticipate that sales and marketing expenses will be less than the 2001 level by approximately $8.0 million to $10.0 million. This decline is likely to result from the 2001 and the first quarter of 2002 personnel reductions, as well as the continuing effort to reduce expenses and future workforce reductions.

General and Administrative - General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses decreased 53% from $4.6 million in the first quarter of 2001 to $2.1 million in the first quarter of 2002. The decrease is due to our efforts to reduce costs, which involved workforce reductions, consolidated excess facilities and decrease in spending on all areas, such as travel and consulting. In 2002, we anticipate that general and administrative expenses will be less than the 2001 level by approximately $7.0 million to $9.0 million. This decline is likely to result from the 2001 and the first quarter of 2002 personnel reductions, as well as the continuing effort to reduce expenses and future workforce reductions.

Restructuring Charges - Restructuring charges resulted from the measures Com21 introduced during 2001 to reduce operating expenses, which included reductions in workforce, reorganization and closure of certain business functions, and consolidation of excess facilities. In the first quarter of 2001, Com21 had a workforce reduction of 30 employees across all business functions and operating units which resulted in a charge of $87,000. During the first quarter of 2002, Com21 had an additional workforce reduction of 33 employees across all business functions and operating units due to the reorganization of Com21 from a divisional structure centered on multiple product lines to a single functional organization. The workforce reduction resulted in a charge of $208,000 to restructuring expenses. Due to the change in the real estate market conditions, we also revised our assumptions related to the timeframe necessary to find a sublessee for the Milpitas building, which resulted in an additional restructure provision of $2.1 million in the first quarter of 2002 which was offset by a $93,000 reversal of the accrual of the Long Island facility resulting from entering into an actual sublease agreement with a third party.

Also during the first quarter of 2002, we initiated our plan for the partially excess facilities at our sites in The Netherlands and Ireland. As a result, Com21 recorded an additional charge of $374,000 related primarily to the net rental expense on non-cancelable leases and the write-off of leasehold improvements associated with the buildings.

Amortization of Intangible Assets - Amortization of intangible assets relating to our July 2000 acquisitions of GADline and BitCom totaled an aggregate of $2.6 million for the first quarter of 2001. In connection with the 2001 restructuring activities, we sold GADline and closed down BitCom, which resulted in the impairment of all goodwill and acquired intangible assets except for the $3.6 million of goodwill associated with BitCom.

Stock-Based Compensation - Stock-based compensation resulted primarily from the amortization of deferred stock compensation generated from assumed unvested options and restricted stock in our July 2000 acquisitions of GADline and BitCom, the fair value of common stock issued to non-employees for services, and the issuance of additional shares related to meeting defined milestones in January 2001. Deferred stock compensation was amortized to expense over the vesting period of the individual options. During the second quarter of 2001, we sold GADline and closed BitCom, which resulted in the acceleration of all remaining deferred stock compensation for terminated employees.

Total Other Income (Expense), Net - Total other income (expense), net decreased 511% from $276,000 of income in the first quarter of 2001 to $1.1 million expense in the first quarter of 2002. The decrease was attributable to lower interest income on a declining cash and investments balance during 2001 and 2002, coupled with $1.0 million write down of an impaired investment. The $1.0 million write down resulted from our periodic review of our investments for impairment. Investments in privately held companies are considered impaired when a review of the investee's operations and other indicators indicate that the carrying value of the investment is not likely to be recoverable. Such indicators used to evaluate impairment include, but are not limited to, capital resources, prospects of receiving additional financing, and prospects for liquidity of the related securities.

Liquidity and Capital Resources

At March 31, 2002, our cash, cash equivalents and short-term investments were $29.8 million, compared to $29.7 million at December 31, 2001. Included in the amounts for both period is $10.0 million in restricted cash used for a stand-by letter of credit. The stand-by letter of credit was issued to our former contract manufacturer, Celestica.

Net cash provided by operating activities was $3.6 million for the first quarter of 2002. Cash provided by operating activities primarily resulted from inflows due to: a decrease in accounts receivable - other of $5.4 million; a decrease in inventory of $13.1 million; an increase accrued restructuring charges of $1.6 million; and an increase in other current liabilities of $1.5 million. The cash inflows were offset by a net loss of $17.6 million, which included a write down of impaired investment of $1.0 million; a loss on fixed assets disposals of $519,000; an increase in accounts receivable - trade of $466,000; an increase in prepaid expenses and other of $809,000; and a decrease in accounts payable of $1.9 million. The decrease in accounts receivable - other related primarily to the offset between accounts receivable and accounts payable between Com21 and our two former primary contract manufacturers. The decrease in inventory was due to Com21 utilization of existing inventory during the quarter, the write-off of components and finished goods on certain discontinued ATM modems, and the reserve for excess and obsolete inventory held by our two former primary contract manufacturers.

Net cash used by financing activities was $3.4 million for the first quarter of 2002. Cash used by financing activities consisted primarily of the repayment on the line of credit of $3.5 million.

Com21 entered into a borrowing agreement in December 2001 which consists of a revolving line of credit for working capital purposes, and a $10,000,000 letter of credit facility which can be utilized as security for a contract manufacturer. The line of credit agreement allows Com21 to borrow up to the lesser of $10,000,000 or 75% of Com21's eligible domestic and foreign accounts receivable. Borrowings under the line are secured by substantially all the assets of Com21 and bear annual interest at the bank's prime rate (4.75% at March 31, 2002) plus 2.0%, which is payable monthly. The line expires on November 30, 2002, at which time all outstanding borrowings and unpaid interest are due. The letter of credit requires cash collateral by Com21 in an amount equal to the outstanding letter of credit commitments. The borrowing arrangement requires Com21 to comply with a financial covenant to maintain minimum tangible effective net worth of $24,000,000. Com21 was in compliance with the financial covenant at March 31, 2002. At March 31, 2002, Com21 had $2,500,000 outstanding under the line and $3,900,000 in availability for additional borrowings.

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

The following table depicts our contractual obligations as of March 31, 2002:

                                                                 Contractual Obligations
                                                   ----------------------------------------
                                                                  Less Than    Greater Than
                                                      Total         1 Year        1 Year
                                                   ------------  ------------  ------------
Line of Credit................................... $      2,500  $      2,500  $         --
Notes Payable....................................       22,517         9,181        13,336
Capital Lease Obligations........................          326           174           152
Operating Lease Obligations......................       14,308         4,001        10,307
                                                   ------------  ------------  ------------
Total Contractual Obligations.................... $     39,651  $     15,856  $     23,795
                                                   ============  ============  ============

Com21 subleases certain of its office to third parties. If the sublessees fail to make the payments, Com21 would be liable for an additional $816,000 over the next four years.

During 2001, we generated net losses of approximately $126.3 million, and for the three months ended March 31, 2002, the net loss was $17.6 million. We may also incur net losses during future quarters. Because of a decline in our revenues in the fourth quarter of 2000 and in 2001, we introduced measures to reduce operating expenses that included reduction on our workforce, reorganization and closure of certain business functions, and consolidation of excess facilities. Management continues to monitor market conditions to assess the need to take further action, if necessary. Any subsequent actions may result in additional workforce reductions, restructuring charges, discontinuation of product lines, and provisions for impairment of long-lived assets that could harm our financial position, results of operations, and stock price. We are currently evaluating several alternatives to improve liquidity and working capital as required. These alternatives include the sale of additional stock, additional lines of credit, and the divestiture of certain business assets. There can be no assurance, however, that any additional financing will be available to us on acceptable terms, or at all, when required.

We believe that our cash, cash equivalents, short-term investments and available borrowings under our credit facilities at March 31, 2002, coupled with the continuing cost reduction programs, will be sufficient to meet our working capital requirements for the next twelve months.

Recently Adopted Accounting Pronouncements

On January 1, 2002, Com21 adopted Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 had no impact on Com21's consolidated financial position, results of operations or cash flows.

On January 1, 2002, Com21 adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets after their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather tested at least annually for impairment. In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $3,570,000 as of the beginning of fiscal 2002.

On January 1, 2002, Com21 adopted SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 had no impact on Com21's consolidated financial position, results of operations or cash flows.

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

At March 31, 2002, we had an accumulated deficit of approximately $258.9 million. If we do not increase revenues, improve gross margins, and reduce operating expenses, we may also incur net losses during future quarters. Because of a decline in our revenues in the fourth quarter of 2000, we introduced measures to reduce operating expenses that resulted in restructuring charges of $69.3 million in the twelve months ended December 31, 2001. In January 2002, we had an additional work force reduction due to the reorganization of Com21 from a divisional structure centered on multiple product lines to a single functional organization, and consolidated additional excess facilities resulting in restructuring charges of $2.6 million. We continue to monitor market conditions to assess the need to take further action, if necessary. Any subsequent actions may result in additional workforce reductions, restructuring charges, discontinuation of product lines, and provisions for impairment of long-lived assets, which could harm our financial position, results of operations and stock price.

We may not be able to produce sufficient quantities of our products because we depend on third-party manufacturers, their suppliers and original equipment manufacturers and have limited manufacturing experience.

We contract for the manufacture of cable modems and integrated circuit boards on a turnkey basis. Our future success will depend, in significant part, on our ability to have others manufacture our products cost-effectively, and in sufficient volumes to meet production and delivery schedules. Dependence on third-party manufacturers presents a number of risks, including:

    not taking sufficient credit exposure on new product builds;
    the contract manufacturer may lower available credit limits;
    the contract manufacturer may not provide sufficient payment terms;
    failure of our contract manufacturer to meet delivery schedules;
    the contract manufacturer may not build products which meet our quality standards;
    the contract manufacturer may produce less than satisfactory manufacturing yields and costs;
    the contract manufacturer may not be able to build product to meet our demand;
    difficulty in planning mix of units to be produced by us; and
    the potential misappropriation of our intellectual property if the manufacturer were to market our products as its own.

In the fourth quarter of 2001, we entered into a contract with a new contract manufacturer for the manufacture of proprietary ComUNITY Access ® cable modems. If the transition from the existing third-party manufacturers to this new contract manufacturer does not occur on a timely basis, or if the new contract manufacturer is not able to produce our product to our quality standards, or at a volume large enough to fulfill our orders then our revenues and margins could be harmed.

In April 2002, we entered into a contract with a new contract manufacturer for the manufacture of data-over-cable system interface specification, or DOCSIS, cable modems. If the transition from existing third-party manufacturer to this new contract manufacturer does not occur on a timely basis, or if the new contract manufacturer is not able to produce our product to our quality standards, or at a volume large enough to fulfill our orders then our revenues and margins could be harmed.

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

The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control, such as: variations in our actual and anticipated operating results; changes in our earnings estimates by analysts; the volatility inherent in stocks within the emerging sector within which we conduct business; and the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants. In addition, the stock market, particularly the Nasdaq National Market, has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Since our common stock began trading publicly in May 1998, our common stock reached a high of $73.50 per share in February 2002 and traded as low as $0.43 per share in October 2001.

Additionally, the stock market is volatile. This volatility has particularly affected the stock prices of equity securities of many high technology companies and, often has been unrelated or disproportionate to the operating performance of these companies. Our stock price has declined significantly and our stock price may continue to decline because of these broad market and industry factors, regardless of our actual operating performance. These broad market fluctuations may lower the market price of Com21 common stock. Additionally, Com21 may choose to structure acquisitions or other financing transactions by issuing additional Com21 common stock, or warrants or options to purchase Com21 common stock that would dilute common stock outstanding. Although Com21's management believes these types of transactions will increase the overall long-term value of Com21, these transactions may initially decrease the market price of our common stock.

We may not be able to maintain our listing on the national market.

Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain our listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share. As of April 30, 2002, the price of our common stock was $.86. If the common stock loses its Nasdaq National Market status, it would likely trade on the Over the Counter Bulletin Board maintained by Nasdaq, which is viewed by most investors as a less desirable, less liquid marketplace.

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

Com21 has a short operating history, has not made a profit, and may incur losses in the future.

We have not made a profit, and in order to achieve and subsequently maintain profitable operations, we must successfully design, develop, test, manufacture, introduce, market and distribute products on a broad commercial basis and secure higher revenues and gross profits and contain our operating expenses. Our future revenues will depend on a number of factors, many of which are beyond our control. These factors include our ability to:

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

A relatively small number of customers have accounted for a large part of our revenues, and we expect that this trend will continue. For the first quarter of 2002, our top five customers accounted for 64% of total revenues. We expect that our largest customers in the future could be different from our largest customers today due to a variety of factors, including customers' distribution schedules and budget considerations. Additionally, some of our systems integrators could develop and manufacture products that compete with our products and choose not to distribute our products. Because a limited number of companies account for a majority of our prospective customers, our future success will depend upon our ability to establish and maintain relationships with these companies. We may not be able to retain our current accounts or to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of households passed by cable access are served by a relatively small number of cable operators. The loss of one or more of our customers or our inability to successfully develop relationships with other significant cable operators could cause our business to suffer.

The market in which we sell our products is characterized by many competing technologies, and the technology on which our product is based may not compete effectively against other technologies.

There are many different methods of getting high speed Internet access to the end customers. These methods include:

    Regular dial up connection-using a telephone line and the average 28.8K or 56K modem;
    Digital subscriber line/asymmetric digital subscriber line-a digital high- speed modem connection offered by telephone companies, also known as DSL or ADSL;
    Cable modems-high-speed modem connections offered by cable television companies;
    Wireless-high-speed wireless local loop connections that work similarly to cell phones. Digital subscriber line/asymmetric digital subscriber line and cable modems can operate in a wireless environment; and
    Fiber optics-strands of very pure glass capable of carrying enormous volumes of data and voice traffic.

Because of the widespread reach of telephone networks and the financial resources of telephone companies, competition from telephone-based solutions is expected to be intense. Cable modem technology may not be able to compete effectively against wireline or wireless technologies. Significant market acceptance of alternative solutions for high-speed data transmission could decrease the demand for our products if these alternatives are viewed as providing faster access, greater reliability, increased cost-effectiveness, or other advantages.

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

Many of our existing and potential competitors have been operating longer, have better name recognition, more established business relationships, and significantly greater financial, technical, marketing and distribution resources than we do. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, undertake more vendor financing programs or longer customer payment cycles and devote substantially more resources to developing new or enhanced products than we do. Some competitors may sell their modems below cost to reduce excess inventories, causing severe price competition.

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

Our success has always depended on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. In spite of the economic slowdown, competition for these personnel is intense, especially in the Silicon Valley area of Northern California. We must retain and attract high caliber personnel. Competitors and others have in the past and may in the future attempt to recruit Com21's employees. We do not have employment contracts with any of our key personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. We do not maintain key person life insurance on key personnel. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult to meet key objectives, such as timely product introductions

Competition for these personnel is intense; however, there is less competition for these skilled workers in other countries. In June 2001, we completed the transfer of the research and development, product management, and marketing functions for the proprietary ComUNITY Access System product line to our facility in Cork, Ireland. We made this transition to take advantage of the greater availability of qualified personnel in Cork to support this product line. However, the loss of any key Cork employee with technical, marketing or support knowledge may affect our ability to provide timely development and support activities for the ComUNITY Access System product line.

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

Com21 may be charged for excess inventory held or on order with contract manufacturers, which would reduce our gross profit.

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

Early cable modem equipment was not interoperable, meaning cable modem products from different cable modem developers would not work together. For different companies' products to work together, each company must meet an established standard. For each standard, a certification body is established to certify that a product meets the standard. Cable operators are demanding certified standards-based cable modem products for two primary reasons. First, a certified product has proven to have the functionality they want. Second, certified interoperable products give cable operators the freedom to buy products from a variety of cable modem manufacturers, creating increased competition and driving down prices.

Different standards are emerging in different parts of the world. In much of the world, the DOCSIS standard has achieved substantial market acceptance. Cable Television Laboratories, or CableLabs, performs certification for this DOCSIS standard. The DOCSIS standard is an evolving standard and becomes more complex and more difficult to comply with as it evolves. As we continue to enhance and develop our DOCSIS products to meet the evolving DOCSIS standards, we may incur additional costs. Additionally, we cannot assure you that enhancements or new DOCSIS products will be CableLabs certified. Even if these products are certified, we cannot assure you that they will be accepted by the market. In Europe, there is movement by some cable operators towards European DOCSIS, or EuroDOCSIS standard. We cannot assure you that if an European DOCSIS standard obtains widespread acceptance, Com21 will be able to produce a cable modem to meet these specifications. The emergence or evolution of industry standards, through adoption by official standards committees or widespread use by cable operators or telephone companies, could require us to redesign our products. The development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. If any of these new technologies or standards achieve widespread market acceptance, any failure by us to develop new products or enhancements, or to address these new technologies or standards, could harm our business.

The adoption of standards could result in lower sales of Com21's proprietary products.

The widespread adoption of DOCSIS, EuroDOCSIS or other standards could cause aggressive competition in the cable modem market and result in lower sales of Com21's proprietary products not design to these standards. As cable operators move to standards-based products, sales of Com21's proprietary headend product, and revenues from licensing of our network management software could decrease if our products do not meet the appropriate standards. This could reduce our gross margin and our operating results.

New products and services may present additional and unanticipated risks.

As we research and introduce new products and services such as the DOXcontroller XB™ System, we may encounter risks not present in our current business. We must anticipate and manage these risks, which may include new regulations, competition, technological requirements and our own ability to deliver or maintain reliable services to our customers or partners. Failure to do so may result in unrecovered costs, loss of market share, or adverse publicity.

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

Our products may infringe on the intellectual property rights of third parties that may result in lawsuits and prohibit us from selling our products.

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

Our failure to manage our operations could slow our growth rate or give rise to inefficiencies that would reduce our revenues.

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

For the quarter ended March 31, 2002, international sales accounted for 77% of revenues. We intend to enter new international markets, and we expect that a significant portion of our sales will continue to be in international markets. Because we sell primarily through systems integrators, a successful expansion of our international operations and sales may require us to develop relationships with new international systems integrators and distributors. If we are unable to identify, attract or retain suitable international systems integrators or distributors, we may not be able to successfully expand our international operations. To increase revenues in international markets, we will need to continue to establish foreign operations, to hire additional personnel to run these operations and to maintain good relations with our foreign systems integrators and distributors. If we are unable to successfully do so, our growth in international sales will be limited, which would reduce our operating results. Additionally, international operations involve a number of risks not typically present in domestic operations, including:

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

There has been a trend toward industry consolidation for several years, which is expected to continue through 2002. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may produce increasingly stronger competitors. This could lead to more variability in operating results as we compete to be a vendor solution and could harm our business, operating results, and financial condition. We believe that industry consolidation may lead to fewer possible customers. If we are unable to maintain our current customers or secure additional customers, our business could be harmed.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity. Com21 is subject to interest rate risk as of March 31, 2002, related to variable rate debt obligations totaling $2,500,000. The variable rate debt obligations are linked to the prime rate and any increases in these market interest rates will increase the repayment obligation. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2002, the fair value of the repayment obligation would increase by $29,000.

Com21 also has fixed rate debt obligations of approximately $22,843,000 at March 31, 2002, that have no interest rate risk. The fixed rates on these obligations ranged from 8% to 11%.

Market Price Risk. Com21 is also exposed to market price risk on investments in marketable equity securities held as available-for-sale investments. These investments are in publicly traded companies as well as private companies in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $530,000 decrease in the fair value of the investments in marketable equity securities as of March 31, 2002.

Foreign Currency Risk. To date, our international sales have been denominated solely in U.S. dollars and, accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to sales transactions. However, the functional currency of our subsidiary in Ireland is the U.S. dollar, and as the local accounts are maintained in Euros, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or results of operations.

 PART II: OTHER INFORMATION
Item 1	Legal Proceedings

A dispute has arisen with one of Com21 significant shareholders regarding the terms of a March 6, 2001 private placement of securities. To date, this investor has not resorted to litigation and we believe that this dispute can be resolved amicably, and without any material impact on our results of operations, liquidity, and financial condition. Nevertheless, should litigation ensue, Com21 would be required to expend management time and financial resources to defend the action. We believe that any potential claims arising from this dispute are without merit, and we will vigorously defend them. However, failure to successfully defend any such action could negatively affect our results of operation, liquidity, or financial position.

Item 2	Changes in Securities and Use of Proceeds
None.
Item 3	Defaults upon Senior Securities
None.
Item 4	Submission of Matters to a Vote of Security Holders
None.
Item 5	Other Information
None.
Item 6	Exhibits and Reports on Form 8-K.
a)	Exhibits
3.1	Amended and Restated Bylaws
b)	Reports on Form 8-K
None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Com21, Inc.

Date:	May 15, 2002	By:	/s/ GEORGE MERRICK
George Merrick
President, Chief Executive Officer