Form 10-Q
period 2002-06-30
COM21 INC
filed 2002-08-13
CIK 945379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 28,322,673 as of June 30, 2002.

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

PART I: FINANCIAL INFORMATION

Item 1 Financial Statements

COM21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and par value amounts)
(Unaudited)

                                                              June 30,     December 31,
                                                                2002          2001
                                                            ------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents............................. $     15,897  $     19,673
    Restricted cash.......................................       10,025        10,025
    Short-term   investments..............................           76            37
    Accounts receivable:
         Trade............................................        8,443        11,945
         Related parties..................................           16            63
         Other............................................          418        10,837
    Inventories...........................................       12,387        18,335
    Prepaid expenses and other............................        1,324           970
                                                            ------------  ------------
           Total current assets...........................       48,586        71,885
Long-term   investments...................................        1,000         2,000
Property and equipment, net...............................        5,630         7,365
Goodwill, net.............................................           --         3,570
Other assets..............................................          152           155
                                                            ------------  ------------
           Total assets................................... $     55,368  $     84,975
                                                            ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................... $     14,272        36,818
    Accrued compensation and related benefits.............        1,223         1,635
    Accrued restructuring charges.........................        2,453         2,211
    Other current liabilities.............................        3,986         3,519
    Current portion of capital lease and debt obligations.       14,467         6,178
                                                            ------------  ------------
           Total current liabilities......................       36,401        50,361
Deferred rent.............................................          210           239
Accrued restructuring charges.............................        3,637         2,971
Capital lease and debt obligations........................       10,279           198
                                                            ------------  ------------
           Total liabilities..............................       50,527        53,769
                                                            ------------  ------------
Stockholders' equity:
    Common stock, $0.001 par value, 160,000,000 shares
      authorized; 28,322,673 and 28,106,848 issued and
      outstanding at June 30, 2002 and December 31, 2001..           28            28
    Additional paid-in capital............................      272,940       272,502
    Accumulated deficit...................................     (268,166)     (241,324)
    Accumulated other comprehensive income................           39            --
                                                            ------------  ------------
           Total stockholders' equity.....................        4,841        31,206
                                                            ------------  ------------
           Total liabilities and stockholders' equity..... $     55,368  $     84,975
                                                            ============  ============

See notes to condensed consolidated financial statements.

COM21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands except per share amounts)
(Unaudited)

                                                       Three Months Ended     Six Months Ended
                                                          June 30,              June 30,
                                                      --------------------  --------------------
                                                         2002       2001       2002       2001
                                                      ---------  ---------  ---------  ---------
Revenues............................................ $  13,187  $  34,121  $  37,387  $  66,910
                                                      ---------  ---------  ---------  ---------
Cost of revenues:
    Cost of revenues................................     9,451     32,052     30,386     61,183
    Charges due to change in contract manufacturers.        --         --      8,429         --
    Write off of discontinued product inventory.....     2,310         --      3,117         --
    Amortization of intangible assets...............        --        506         --      1,264
                                                      ---------  ---------  ---------  ---------
        Total cost of revenues......................    11,761     32,558     41,932     62,447
                                                      ---------  ---------  ---------  ---------
Gross profit (loss).................................     1,426      1,563     (4,545)     4,463
                                                      ---------  ---------  ---------  ---------
Operating expenses:
    Research and development........................     2,822      6,189      6,270     15,650
    Sales and marketing.............................     1,899      4,636      4,151     12,017
    General and administrative......................     1,864      3,638      4,055      8,279
    Restructuring charges...........................         9     67,365      2,559     67,452
    Amortization of goodwill and intangible assets..        --      1,837         --      4,478
    Impairment loss on goodwill.....................     3,570         --      3,570         --
    Stock-based compensation *......................        32        448         32      1,456
                                                      ---------  ---------  ---------  ---------
        Total operating expenses....................    10,196     84,113     20,637    109,332
                                                      ---------  ---------  ---------  ---------
Loss from  operations...............................    (8,770)   (82,550)   (25,182)  (104,869)
                                                      ---------  ---------  ---------  ---------
Other income (expense):
    Other income (expense), net.....................      (453)       125       (588)       401
    Impairment loss on investment...................        --         --     (1,000)        --
                                                      ---------  ---------  ---------  ---------
        Total other income (expense), net...........      (453)       125     (1,588)       401
                                                      ---------  ---------  ---------  ---------
Loss before income taxes............................    (9,223)   (82,425)   (26,770)  (104,468)
Income taxes........................................        50         --         72         19
                                                      ---------  ---------  ---------  ---------
Net loss............................................    (9,273)   (82,425)   (26,842)  (104,487)
Other comprehensive income (loss), net of tax:
   Unrealized gain on available - for-sale investmen        17      1,152         39        303
                                                      ---------  ---------  ---------  ---------
Comprehensive loss.................................. $  (9,256) $ (81,273) $ (26,803) $(104,184)
                                                      =========  =========  =========  =========

Net loss per share, basic and diluted............... $   (0.33) $   (3.02) $   (0.95) $   (3.96)
                                                      =========  =========  =========  =========
Shares used in computation, basic
    and diluted.....................................    28,290     27,268     28,234     26,381
                                                      =========  =========  =========  =========

* Stock-based compensation:
Research and development............................ $      --  $     413         --      1,326
Sales and marketing.................................        --         12         --         31
General and administrative..........................        32         23         32         99
                                                      ---------  ---------  ---------  ---------
                                                     $      32  $     448  $      32  $   1,456
                                                      =========  =========  =========  =========

See notes to condensed consolidated financial statements.

COM21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                             Six Months Ended
                                                                               June30,
                                                                           --------------------
                                                                              2002       2001
                                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss............................................................. $ (26,842) $(104,487)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Stock-based compensation...........................................        32      1,456
      Warrants issued to contract manufacturers..........................       219         --
      Depreciation and amortization......................................     1,593      8,748
      Non-cash restructuring charges.....................................       123     67,452
      Deferred rent......................................................       (29)       114
      Write-off of impaired investment...................................     1,000       (192)
      Write-off of impaired goodwill.....................................     3,570         --
      Loss on fixed assets disposals.....................................       662         --
    Changes in operating assets and liabilities:
         Accounts receivable - trade.....................................     3,502      8,611
         Accounts receivable - related parties...........................        47         --
         Accounts receivable - other.....................................     6,218      1,769
         Inventories.....................................................    11,743      8,803
         Prepaid expenses and other......................................      (354)     1,973
         Other assets....................................................         3        138
         Accounts payable................................................    (1,622)   (15,717)
         Accrued compensation and related benefits.......................      (412)    (1,590)
         Accrued restructuring charges...................................       908      4,823
         Other current liabilities.......................................       467     (9,010)
                                                                           ---------  ---------
      Net cash provided by (used in) operating activities................       828    (27,109)
                                                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of investments....................................        --      8,192
    Purchases of property and equipment..................................      (643)      (806)
                                                                           ---------  ---------
      Net cash provided by (used in) investing activities................      (643)     7,386
                                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private equity financing, net..........................        --      6,864
    Proceeds from issuance of stock, net.................................        72        292
    Proceeds from exercise of stock options, net.........................       115         49
    Repayments under capital lease obligations...........................       (85)      (224)
    Repayments on debt obligations, net..................................    (4,063)    (1,478)
    Reduction in restricted cash.........................................        --        908
                                                                           ---------  ---------
      Net cash provided by (used in) financing activities................    (3,961)     6,411
                                                                           ---------  ---------
Net change in cash and cash equivalents..................................    (3,776)   (13,312)
Cash and cash equivalents at beginning of period.........................    19,673     25,237
                                                                           ---------  ---------
Cash and cash equivalents at end of period............................... $  15,897  $  11,925
                                                                           =========  =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Unrealized (gain) loss on available-for-sale investments............. $      39  $    (303)
                                                                           =========  =========
    Property acquired under capital lease................................ $      --  $     476
                                                                           =========  =========
    Issuance of common stock for acquisition milestones.................. $      --  $     963
                                                                           =========  =========
    Warrants to purchase common stock.................................... $     219  $   2,745
                                                                           =========  =========
    Liabilities net of assets converted to notes payable................. $  22,518  $      --
                                                                           =========  =========

See notes to condensed consolidated financial statements.

COM21, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2002
(unaudited)

1. Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by Com21 pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared using accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Com21's consolidated financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

The consolidated results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in Com21's Form 10-K dated April 1, 2002 as filed with the SEC.

Certain prior period amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

Cumulative operating losses, current negative cash flows and defaults with respect to our borrowing arrangement (Note 6) create substantial doubt about Com21's ability to continue as a going concern. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating alternative forms of financing. These alternatives may include the sale of equity, the establishment of additional lines of credit, and the divestiture of certain business assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure.

2. Inventories

Inventories consist of (in thousands):

                                                     June 30,    December 31,
                                                       2002          2001
                                                   ------------  ------------
Raw materials and sub-assemblies................. $      5,049  $      5,719
Work-in-process .................................          434           909
Finished goods ..................................        6,904        11,707
                                                   ------------  ------------
                                                  $     12,387  $     18,335
                                                   ============  ============

3. Goodwill and Other Intangible Assets

On January 1, 2002, Com21 adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets after their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather tested at least annually for impairment. In accordance with SFAS No. 142, we ceased amortizing goodwill totaling $3,570,000 as of the beginning of fiscal 2002.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the first quarter of 2001 (in thousands, except per-share amounts):

                                                      Three Months Ended          Six Months Ended
                                                          June 30,                    June 30,
                                                   --------------------------  -------------------------
                                                       2002          2001          2002         2001
                                                   ------------  ------------  ------------  -----------
Net loss, as reported............................ $     (9,273) $    (82,425) $    (26,842) $  (104,487)
Add back amortization of:
   Goodwill .....................................           --         1,726            --        4,187
   Tradename and workforce  in place previously
      classified as intangible asset ............           --           107            --          268
                                                   ------------  ------------  ------------  -----------
Net loss, as adjusted............................ $     (9,273) $    (80,592) $    (26,842) $  (100,032)
                                                   ============  ============  ============  ===========

Net loss per share, basic and diluted, as reporte $      (0.33) $      (3.02) $      (0.95) $     (3.96)
Add back amortization of:
   Goodwill .....................................           --          0.06            --         0.16
   Tradename and workforce  in place previously
      classified as intangible asset ............           --            --            --         0.01
                                                   ------------  ------------  ------------  -----------
Net loss per share, basic and diluted, as adjuste $      (0.33) $      (2.96) $      (0.95) $     (3.79)
                                                   ============  ============  ============  ===========

We performed our transition impairment test of goodwill as of January 1, 2002 and determined that there was no impairment upon adoption of SFAS No. 142. During the second quarter of 2002, we reevaluated the goodwill due to indicators of impairment including substantial decreases in ATM related revenues and future projections. Com21 performed a valuation of the ATM reporting unit and allocated the determined fair value to all of the assets and liabilities of that unit, including any unrecognized intangible assets. Based on this allocation, there was no excess fair value over the amounts assigned to the unit's assets and liabilities, and therefore no implied goodwill. As a result of this valuation, we wrote off the remaining goodwill of $3,570,000, associated with the ATM business unit.

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

6. Debt Obligations

Com21 entered into a borrowing agreement in December 2001 which consists of a revolving line of credit, for working capital purposes, and a $10,000,000 letter of credit facility which can be utilized as security for a contract manufacturer. The line of credit agreement allows Com21 to borrow up to the lesser of $10,000,000 or 75% of Com21's eligible domestic and foreign accounts receivable. Borrowings under the line are secured by substantially all the assets of Com21 and bear annual interest at the bank's prime rate (4.75% at June 30, 2002) plus 2.0%, which is payable monthly. The line expires on November 30, 2002, at which time all outstanding borrowings and unpaid interest are due. The letter of credit requires cash collateral by Com21 in an amount equal to the outstanding letter of credit commitments. The borrowing arrangement requires Com21 to comply with a financial covenant to maintain minimum tangible effective net worth of $24,000,000. Com21 was in compliance with the financial covenant at June 30, 2002. At June 30, 2002, Com21 had $2,864,000 outstanding under the line and $861,000 in availability for additional borrowings.

During July 2002, the letter of credit for $10,000,000 was drawn by the contract manufacturer, reducing both the restricted cash and the related note payable by $10,000,000.

In July 2002, Com21 was in default on the promissory notes to both contract manufacturers, as scheduled payments in July were not made. Because of this default position Com21 is currently out of compliance for borrowings under the revolving line of credit. We are seeking to renegotiate the notes with the contract manufacturers and resolve the matter, as well as working with our bank to comply with all requirements for borrowing under the revolving line of credit.

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

On March 29, 2002, Com21 executed a promissory note with another one of its contract manufacturers for all net accounts payable owed to the contract manufacturer and all excess materials purchased by the contract manufacturer for Com21's product. The principal amount of the note is $2,518,000, bears interest at 8%, and is payable monthly beginning on April 30, 2002 and matures on December 31, 2003. At June 30, 2002, Com21 had $1,591,000 outstanding under the note.

We are currently in default on both of the promissory notes, as we did not make a scheduled payment. We are seeking to renegotiate the notes with the contract manufacturer and resolve the matter.

In connection with the above contract manufacturer agreements, we issued warrants to purchase a total of 350,000 shares of common stock at a weighted average price of $1.22 per share. The warrants are immediately exercisable until expiration in March 2005. The fair value of these warrants in the amount of $219,000 was recognized as cost of revenues in the accompanying condensed consolidated statement of operations and comprehensive loss for the first quarter of 2002. Com21 determined the fair value of the warrants using the Black-Scholes option pricing model over the contractual terms of the warrants with the following weighted average assumptions: stock volatility, 75%; risk free interest rate, 3.89%; and no dividends during the contractual terms. None of the warrants have been exercised, and all remain outstanding at June 30, 2002.

7. Restructuring Charges

During 2001 and continuing in the first quarter of 2002, Com21 announced a number of programs to reduce operating expenses. These programs were designed to prioritize Com21's initiatives around potential high-growth areas of the business, focus on profit contribution, and reduce expenses and capital spending. These restructuring programs included workforce reductions, reorganization and closure of certain business functions, and consolidation of excess facilities. As a result of the restructuring efforts, Com21 recorded a restructuring charge of $9,000 and $67,365,000 for the three months ended June 30, 2002 and 2001, respectively. In addition, Com21 recorded restructuring charges of $2,550,000 and $87,000 for the three months ended March 31, 2002 and 2001, respectively, related to reduction in workforce in those periods.

A summary of the activity to the accrued restructuring charges for the six months ended June 30, 2002 is as follows (in thousands):

                                                    Balance at                               Balance at
                                                   December 31,                               June 30,
                                                       2001       Provision      Utilized       2002
                                                   ------------  ------------  ------------  -----------
Workforce reduction.............................. $         70  $        208  $       (226) $        52
Closure of excess facilities.....................        5,112         2,351        (1,425)       6,038
                                                   ------------  ------------  ------------  -----------
   Total......................................... $      5,182  $      2,559  $     (1,651) $     6,090
                                                   ============  ============  ============  ===========

Workforce Reduction - The restructuring programs in 2001 resulted in the reduction of 143 employees across all business functions and operating units, including employees of the wireless business unit, Maryland development center and corporate headquarters. During the first quarter of 2002, Com21 had an additional workforce reduction, which affected 33 employees across all business functions and operating units, due to the reorganization of Com21 from a divisional structure centered on multiple product lines to a single functional organization. The remaining $52,000 accrual at June 30, 2002 related to severance and fringe benefits is to be disbursed by September 2002.

Closure of Excess Facilities - In connection with our restructuring activities, we exited the wireless business unit facility in Long Island, New York; the Maryland development center in Germantown, Maryland; and a building in Milpitas, California in the second quarter of 2001. In 2001, Com21 recorded a charge of $7,757,000 related primarily to the net rental expense on non-cancelable leases and the write-off of fixed assets and leasehold improvements associated with the exit activity. As a result of changing real estate market conditions, Com21 revised the assumptions related to the timeframe to sublease the Milpitas building, resulting in an additional provision of $2,061,000 in the first quarter of 2002 which was offset by a $93,000 reversal of the accrual of the Long Island facility resulting from entering into an actual sublease agreement with a third party.

Also, during the first quarter of 2002, Com21 initiated its plan for excess capacity in The Netherlands and the Ireland offices and made the excess capacity available for sublease. As a result, Com21 recorded an additional charge of $374,000 related primarily to the net rental expense on non-cancelable leases and the write-off of leasehold improvements associated with the buildings.

We expect to pay the remaining accrued lease obligations of $6,038,000, net of estimated sublease income, over the next eight years.

8. Commitments and Litigation

On March 11, 2002, Com21 signed a letter agreement with its major chip supplier to cancel a purchase order for $10,354,000 worth of chips in exchange for an exclusive relationship on certain components over a two-year period with no specified volume commitment.

In March 2002, Com21 cancelled all outstanding purchase orders with its two primary contract manufacturers. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors.

Com21 is currently in default on the promissory notes to both contract manufacturers, as scheduled payments in July were not made. We are seeking to renegotiate the notes with the contract manufacturers and resolve the matter.

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

 9. Stockholders' Equity

Net Loss Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

                                                      Three Months Ended                   Six Months End
                                                          June 30,                         June 30,
                                                   --------------------------  -------------------------
                                                       2002          2001          2002         2001
                                                   ------------  ------------  ------------  -----------
Net Loss (Numerator):
   Net loss, basic and diluted................... $     (9,273) $    (82,425) $    (26,842) $  (104,487)
                                                   ------------  ------------  ------------  -----------
Shares (Denominator):
   Weighted average common shares outstanding....       28,290        27,513        28,234       26,626
   Weighted average common shares outstanding
      subject to repurchase or forfeiture........           --          (245)           --         (245)
                                                   ------------  ------------  ------------  -----------
   Shares used in computation, basic and diluted.       28,290        27,268        28,234       26,381
                                                   ------------  ------------  ------------  -----------

Net loss per share, basic and diluted............ $      (0.33) $      (3.02) $      (0.95) $     (3.96)
                                                   ============  ============  ============  ===========

During the three months ended June 30, 2002 and 2001, Com21 had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at June 30, 2002: warrants to purchase 3,855,981 shares of common stock and options to purchase 8,169,285 shares of common stock.

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

The following tables are the financial results the chief operating decision maker, as defined by SFAS No. 131, utilizes in evaluating the performance of Com21's reportable segments (in thousands):

                                                      Three Months Ended                  Six Months End
                                                         June 30,                         June 30,
                                                     ------------------------  ------------------------
                                                         2002         2001        2002         2001
                                                     ------------  ----------  -----------  -----------
Revenues:
  ATM products..................................... $      9,095  $   21,158  $    24,602  $    41,539
  DOCSIS products..................................        4,092      12,811       12,785       24,718
  Voice products...................................           --         152           --          653
                                                     ------------  ----------  -----------  -----------
          Total.................................... $     13,187  $   34,121  $    37,387  $    66,910
                                                     ============  ==========  ===========  ===========
Cost of Revenues:
  ATM products..................................... $      5,715  $   15,795  $    15,748  $    30,544
  DOCSIS products..................................        3,736      14,668       14,638       27,357
  Voice products...................................           --         349           --        2,042
  Charges due to change in contract manufacturers..           --          --        8,429           --
  Write off of discontinued product inventory......        2,310       1,240        3,117        1,240
  Amortization of intangible assets................           --         506           --        1,264
                                                     ------------  ----------  -----------  -----------
          Total.................................... $     11,761  $   32,558  $    41,932  $    62,447
                                                     ============  ==========  ===========  ===========
Gross Profit (Loss):
  ATM products..................................... $      3,380  $    5,363  $     8,854  $    10,995
  DOCSIS products..................................          356      (1,857)      (1,853)      (2,639)
  Voice products...................................           --        (197)          --       (1,389)
  Charges due to change in contract manufacturers..           --          --       (8,429)          --
  Write off of discontinued product inventory......       (2,310)     (1,240)      (3,117)      (1,240)
  Amortization of intangible assets................           --        (506)          --       (1,264)
                                                     ------------  ----------  -----------  -----------
          Total.................................... $      1,426  $    1,563  $    (4,545) $     4,463
                                                     ============  ==========  ===========  ===========

Com21's product lines differ primarily based on product functions. Headend equipment controls the flow of data communications between cable modems and an external network, such as the Internet or a corporate network. Cable modems send and receive data over coaxial cable. Network management software facilitates provisioning, fault isolation, network configuration, field inventory, auto- discovery and performance for the headend equipment. For the three and six months ended June 30, 2002 and 2001, Com21 recorded product revenues from sales of headend equipment, cable modems and network management software as follows (in thousands):

                                                      Three Months Ended                   Six Months En
                                                         June 30,                         June 30,
                                                     ------------------------  ------------------------
                                                         2002         2001        2002         2001
                                                     ------------  ----------  -----------  -----------
Headend equipment.................................. $      2,084  $    5,417  $     4,924  $    10,055
Cable modems.......................................       10,916      28,725       32,066       56,677
Network management software........................          187         (21)         397          178
                                                     ------------  ----------  -----------  -----------
Product revenues................................... $     13,187  $   34,121  $    37,387  $    66,910
                                                     ============  ==========  ===========  ===========

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

Cumulative operating losses, current negative cash flows and defaults with respect to our borrowing arrangements create substantial doubt about Com21's ability to continue as a going concern. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating alternative forms of financing. These alternatives may include the sale of equity, the establishment of additional lines of credit, and the divestiture of certain business assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure.

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

Accounts Receivable - Accounts receivable consists of receivables due from our customers for goods or services. We reserve a portion of our accounts receivable estimated to be uncollectable in our bad debt reserve. We also reserve a portion of our accounts receivable estimated to be product returned to Com21 in our sales return reserve. In our accounts receivable balance at June 30, 2002 there was $1,296,000 related to Adelphia Communications. We estimated that of this total, $1,158,000 was uncollectable and that the remaining $137,000 will eventually be collected through the reorganization of Adelphia Communications.

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

We are currently in default on the promissory notes to both contract manufacturers, as scheduled payments in July were not made. We are seeking to renegotiate the notes with the contract manufacturers and resolve the matter.

Closure of Excess Facilities Restructuring Accrual - In calculating the charge related to our facilities consolidation, estimates were used for the sublease terms upon the negotiation of future subleases, broker commissions, tenant improvements and operating costs. In determining our estimates, we obtained information from third party leasing agents to calculate anticipated third party sublease income and the probable vacancy period prior to finding a sublessee. In calculating the undiscounted value of ongoing lease commitments for unused facilities, we considered ongoing facilities needs and the potential sublease rate. Market conditions will affect our ability to sublease facilities on terms consistent with our estimates. Management re- evaluates these estimates quarterly, based on the availability of more recent information and makes adjustments to the facilities charges accordingly. Our ability to sublease facilities ahead of schedule or the negotiation of lease terms resulting in higher or lower sublease income than estimated will affect our accrual and the related restructuring charge. Differences between estimates and actual related broker commissions, tenant improvements and operating costs may increase or decrease the accrual upon final negotiation. The restructuring accrual for closure of excess facilities at June 30, 2002 was $6.0 million, which is comprised of $9.1 million of future rent obligations offset by $3.1 million of estimated future sublease income, net of costs.

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

In January 2002, as a continuing effort to reduce operating expenses, we reduced the workforce due to the reorganization of Com21 from a divisional structure centered on multiple product lines to a single functional organization. In July 2002, Com21 had another workforce reduction as a continuing effort to reduce operating expenses. These two actions reduced our headcount by 60 employees across all business functions and operating units.

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

We are currently in default on both promissory notes, as scheduled payments in July were not made. We are seeking to renegotiate the notes with the contract manufacturers and resolve the matter.

Results of Operations

Revenues - Revenues decreased 61% from $34.1 million in the second quarter of 2001 to $13.2 million in the second quarter of 2002, and decreased 44% from $66.9 million for the first six months of 2001 to $37.4 million for the first six months of 2002. The decrease in revenues is due to a continued economic slowdown that has affected and, in general, continues to affect our customers. The impact of this slowdown was heightened by the bankruptcy of one of our customers, Adelphia Communications. The decrease in revenues is also due to a fall off in our ATM business, as more of our ATM customers are transitioning to the DOCSIS technology. We experienced a decrease in the units of both ATM modems and headends sold. The average selling prices of both our ATM and DOCSIS modems continued to decline as the industry remains very competitive.

Cable modem sales accounted for 83% of revenues in the second quarter of 2002, as compared to 84% of revenues in the second quarter of 2001, and 86% of revenues for the six months of 2002 as compared to 85% of revenues for the six months of 2001. The average selling price of all cable modems declined from the second quarter of 2001 to the second quarter of 2002 due to planned price reductions, industry-wide price competition and product mix, as we are selling more of our lower priced DOCSIS modems.

Headend sales accounted for 16% of revenues in the second quarter of 2002 and 2001, and 13% of revenues for the six months of 2002 as compared to 15% or revenues for the six months of 2001. The average selling price of headend equipment also declined from the second quarter of 2001 to the second quarter of 2002 due to planned price reductions.

We anticipate cable operators will remain cautious in light of the current economic conditions, with expenditures for cable networking equipment increasing slowly throughout the year. We also anticipate continued pricing pressure on our cable modems and headend equipment, and declines in the average selling price of our ATM and DOCSIS cable modems and headend equipment during 2002 due to competitive price pressures and the number of suppliers competing for market share.

During the quarter ended June 30, 2002, international sales accounted for 76% of revenues, increasing from 69% in the second quarter of 2001. During the six months ended June 30, 2002, international sales accounted for 76% of revenues, increasing from the 73% experienced in the first six months of 2001.

In the second quarter of 2002, revenues attributable to Telindus accounted for 28% of revenues, while revenues attributable to OSI accounted for 11% of revenues. In the second quarter of 2001, revenues attributable to Telindus, Comcast and Furukawa accounted for 19%, 13% and 10% of revenues, respectively.

Gross Margins - Gross margins increased from 5% in the second quarter of 2001 to 11% in the second quarter of 2002, and decreased from 7% during the first six months of 2001 to a negative 12% during the first six months of 2002. The increase in margins for the second quarter of 2002 is due to the higher margin realized on the new lower cost DOCSIS and ATM modems. The decrease in margins for the six months is primarily due to the following factors:

  Cancellation of all outstanding purchase orders with our two primary contract manufacturers in March 2002. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors. These notes total approximately $22.5 million, bear interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. The majority of materials held by the vendors will likely be of no future use to Com21 as a result of the DOCSIS contract manufacturing arrangement we have entered into with a new third party in April 2002. Accordingly, materials with no future use of $7.9 million were written off during the first quarter of 2002. Our provision for excess and obsolete inventory at March 31, 2002 contained a $7.9 million provision for this inventory held by the vendors. In addition to the notes, Com21 granted warrants to the vendors to purchase a total of 350,000 shares of common stock, which resulted in a charge of $219,000 to cost of revenues. We are currently in default on the promissory notes to both contract manufacturers, as scheduled payments in July were not made. Com21 is seeking to renegotiate the notes with the contract manufacturers and resolve the matter.
  Write-off of component and finished goods inventory related to certain discontinued ATM and DOCSIS modems.

The remainder of 2002, we anticipate continued pressure on margins due to the following:

  Increased sales of our DOCSIS modems as our ATM product revenues continue to slow down. If the mix of shipments shifts to the lower margin DOCSIS modems, then our total margin percentage will decline.
  Competitive pricing on DOCSIS modems offered by entrenched suppliers to move inventory and increase market share. As the industry continues to move toward standardization of technology, we anticipate increased pricing pressure.

However, we are taking steps to counter the margin pressure by continuing our cost reduction program on our DOCSIS modems. Additionally, we are currently evaluating our DOXcontroller XB System with several customers and believe that this higher margin system product will begin volume shipments during the fourth quarter of 2002. The DOXcontroller XB comprises a headend (DOXcontroller 1000) and our newly expanded version of our network management software, NMAPS 5.0. As product mix shifts toward our higher margin system products we anticipate that margins will improve beginning in 2003.

Research and Development - Research and development expenses consist primarily of personnel costs, prototype material expenditures and equipment and supplies required to develop and to enhance our products. Research and development expenses decreased 54% from $6.2 million in the second quarter of 2001 to $2.8 million in the second quarter of 2002, and decreased 60% from $15.7 million during the first six months of 2001 to $6.3 million during the first six months of 2002. The decrease in research and development expenses is due to our efforts to reduce expenses. These efforts involved workforce reductions, elimination of certain development programs, and closure and consolidation of research and development facilities, as we refocused our development efforts. In 2002, we anticipate that research and development expenses will be less than the 2001 level by approximately $10.0 million to $12.0 million. This decline is likely to result from the 2001 and 2002 personnel reductions, as well as the continuing effort to reduce expenses and future workforce reductions.

Sales and Marketing - Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased 59% from $4.6 million in the second quarter of 2001 to $1.9 million in the second quarter of 2002, and a decrease 66% from $12.0 million in the first six months of 2001 to $4.2 million in the first six months of 2002. This decline is due to our efforts to reduce costs, which involved workforce reductions and a decrease in spending on marketing programs. In 2002, we anticipate that sales and marketing expenses will be less than the 2001 level by approximately $8.0 million to $10.0 million. This decline is likely to result from the 2001 and 2002 personnel reductions, as well as the continuing effort to reduce expenses and future workforce reductions.

General and Administrative - General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses decreased 49% from $3.6 million in the second quarter of 2001 to $1.9 million in the second quarter of 2002, and decreased 51% from $8.3 million in the first six months of 2001 to $4.1 million in the first six months of 2002. The decrease is due to our efforts to reduce costs, which involved workforce reductions, consolidated excess facilities and decrease in spending on all areas, such as travel and consulting. In 2002, we anticipate that general and administrative expenses will be less than the 2001 level by approximately $7.0 million to $9.0 million. This decline is likely to result from the 2001 and 2002 personnel reductions, as well as the continuing effort to reduce expenses and future workforce reductions.

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

Impairment and Amortization of Intangible Assets - Amortization of intangible assets relating to our July 2000 acquisitions of GADline and BitCom totaled an aggregate of $2.6 million for the first quarter of 2001. In connection with the 2001 restructuring activities, we sold GADline and closed down BitCom, which resulted in the impairment of all goodwill and acquired intangible assets except for the $3.6 million of goodwill associated with BitCom. During the second quarter of 2002, we reevaluated the goodwill due to indicators of impairment including substantial decreases in ATM related revenues and future projections. Com21 performed a valuation of the ATM reporting unit and allocated the determined fair value to all of the assets and liabilities of that unit, including any unrecognized intangible assets. Based on this allocation, there was no excess fair value over the amounts assigned to the unit's assets and liabilities, and therefore no implied goodwill. As a result of this valuation, we wrote off the remaining goodwill of $3,570,000, associated with the ATM business unit.

Stock-Based Compensation - Stock-based compensation resulted primarily from the amortization of deferred stock compensation generated from assumed unvested options and restricted stock in our July 2000 acquisitions of GADline and BitCom, the fair value of common stock issued to non-employees for services, and the issuance of additional shares related to meeting defined milestones in January 2001. Deferred stock compensation was amortized to expense over the vesting period of the individual options. During the second quarter of 2001, we sold GADline and closed BitCom, which resulted in the acceleration of all remaining deferred stock compensation for terminated employees. In May 2002, Com21 issued common stock to the board of advisory which resulted in a charge of $32,000 to general and administrative expenses.

Total Other Income (Expense), Net - Total other income (expense), net decreased from $125,000 of income in the second quarter of 2001 to $453,000 expense in the second quarter of 2002, and decrease from $401,000 of income for the first six months of 2001 to $1,588,000 of expense for the first six months of 2002. The decrease was attributable to lower interest income on a declining cash and investments balance during 2001 and 2002, coupled with $1.0 million write down of an impaired investment and interest expense related to the notes payable entered into during the first quarter of 2002. The $1.0 million write down resulted from our periodic review of our investments for impairment. Investments in privately held companies are considered impaired when a review of the investee's operations and other indicators indicate that the carrying value of the investment is not likely to be recoverable. Such indicators used to evaluate impairment include, but are not limited to, capital resources, prospects of receiving additional financing, and prospects for liquidity of the related securities.

Liquidity and Capital Resources

At June 30, 2002, our cash, cash equivalents and short-term investments were $26.0 million, compared to $29.7 million at December 31, 2001. Included in the amounts for both periods is $10.0 million in restricted cash used for a stand-by letter of credit. The stand-by letter of credit was issued to our former contract manufacturer, Celestica. During July, 2002 the letter of credit for $10,000,000 was drawn by Celestica, reducing both the restricted cash and the related note payable by $10,000,000. Net cash provided by operating activities was $828,000 for the first six months of 2002. Cash provided by operating activities primarily resulted from a decrease in accounts receivable - trade of $3.5 million; a decrease in accounts receivable - other of $6.2 million; a decrease in inventory of $11.7 million; an increase accrued restructuring charges of $908,000; and an increase in other current liabilities of $467,000. The inflow of cash was offset by a net loss of $26.8 million which included (non-cash charge totaled $7.2 million); an increase in prepaid expenses and other of $354,000; a decrease in accounts payable of $1.6 million; and a decrease in accrued compensation and related benefits of $412,000. The decrease in accounts receivable - trade related to the decreased in revenues for the quarter. The decrease in accounts receivable - other related primarily to the offset between accounts receivable and accounts payable between Com21 and our two former primary contract manufacturers. The decrease in inventory was due to Com21 utilization of existing inventory during the six months, the write- off of components and finished goods on certain discontinued ATM modems, and the reserve for excess and obsolete inventory held by our two former primary contract manufacturers.

Net cash used in financing activities was $4.0 million for the first six months of 2002. Cash used in financing activities consisted primarily of the repayment on the line of credit and notes payable of $4.1 million.

Com21 entered into a borrowing agreement in December 2001 which consists of a revolving line of credit for working capital purposes, and a $10,000,000 letter of credit facility which can be utilized as security for a contract manufacturer. The line of credit agreement allows Com21 to borrow up to the lesser of $10,000,000 or 75% of Com21's eligible domestic and foreign accounts receivable. Borrowings under the line are secured by substantially all the assets of Com21 and bear annual interest at the bank's prime rate (4.75% at June 30, 2002) plus 2.0%, which is payable monthly. The line expires on November 30, 2002, at which time all outstanding borrowings and unpaid interest are due. The letter of credit requires cash collateral by Com21 in an amount equal to the outstanding letter of credit commitments. The borrowing arrangement requires Com21 to comply with a financial covenant to maintain minimum tangible effective net worth of $24,000,000. Com21 was in compliance with all covenants required by the borrowing arrangement at June 30, 2002. At June 30, 2002, Com21 had $2,864,000 outstanding under the line and $861,000 in availability for additional borrowings.

During July 2002, the letter of credit for $10,000,000 was drawn by the contract manufacturer, reducing both the restricted cash and the related note payable by $10,000,000.

In March 2002, Com21 cancelled all outstanding purchase orders with our two primary contract manufacturers. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for excess component inventory materials held by the vendors. These notes total approximately $22.5 million, bear interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. In July 2002, Com21 was in default on the promissory notes to both contract manufacturers, as scheduled payments in July were not made. Because of this default position Com21 is currently out of compliance for borrowings under the revolving line of credit. We are seeking to renegotiate the notes with the contract manufacturers and resolve the matter to put Com21 in compliance with all requirements for borrowing under the revolving line of credit.

Cumulative operating losses, current negative cash flows and defaults with respect to our borrowing arrangements create substantial doubt about Com21's ability to maintain its investment in research and development and fund continuing operations. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating alternative forms of financing. These alternatives may include the sale of equity, the establishment of additional lines of credit, and the divestiture of certain business assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure.

The following table depicts our contractual obligations as of June 30, 2002:

                                                                 Contractual Obligations
                                                   ----------------------------------------
                                                                  Less Than    Greater Than
                                                      Total         1 Year        1 Year
                                                   ------------  ------------  ------------
Line of Credit................................... $      2,864  $      2,864  $         --
Notes Payable....................................       21,591        11,424        10,167
Capital Lease Obligations........................          291           179           112
Operating Lease Obligations......................       12,834         4,039         8,795
                                                   ------------  ------------  ------------
Total Contractual Obligations.................... $     37,580  $     18,506  $     19,074
                                                   ============  ============  ============

As a result of the July default on the promissory notes described above, lenders have the right to demand accelerated repayment on the $21.6 million of the notes payable and $2.9 million line of credit.

Com21 subleases certain of its office to third parties. If the sublesees fail to make the payments, Com21 would be liable for an additional $752,000 over the next four years.

During 2001, we generated net losses of approximately $126.3 million, and for the six months ended June 30, 2002, the net loss was $26.8 million. We may also incur net losses during future quarters. Because of a decline in our revenues from the fourth quarter of 2000 to current, we introduced measures to reduce operating expenses that included reduction on our workforce, reorganization and closure of certain business functions, and consolidation of excess facilities. Management continues to monitor market conditions to assess the need to take further action, if necessary. Any subsequent actions may result in additional workforce reductions, restructuring charges, discontinuation of product lines, and provisions for impairment of long-lived assets that could harm our financial position, results of operations, and stock price. We believe we will require additional financing to sustain the long-term vialbility of the company. We are currently evaluating several alternatives which include the sale of additional stock, additional lines of credit, and the divestiture of certain business assets. There can be no assurance, however, that any additional financing will be available to us on acceptable terms, or at all, when required.

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

On January 1, 2002, Com21 adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets after their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather tested at least annually for impairment. In accordance with SFAS No. 142, Com21 ceased amortizing goodwill totaling $3,570,000 as of the beginning of fiscal 2002.

During the second quarter of 2002, we reevaluated the goodwill due to indicators of impairment including substantial decreases in ATM related revenues and future projections. Com21 performed a valuation of the ATM reporting unit and allocated the determined fair value to all of the assets and liabilities of that unit, including any unrecognized intangible assets. Based on this allocation, there was no excess fair value over the amounts assigned to the unit's assets and liabilities, and therefore no implied goodwill. As a result of this valuation, we wrote off the remaining goodwill of $3,570,000, associated with the ATM business unit.

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

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Risk Factors

You should carefully consider the risks described below before making a decision to invest in Com21. You may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing Com21.

Com21 may be unable to obtain additional capital needed to operate our business.

Cumulative operating losses, current negative cash flows and defaults with respect to our borrowing arrangements create substantial doubt about Com21's ability to continue as a going concern. We have implemented, and are continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, Com21 is also currently evaluating alternative forms of financing. These alternatives may include the sale of equity, the establishment of additional lines of credit, and the divestiture of certain business assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to the ability of the Company to achieve a level of sales to support our cost structure.

At June 30, 2002, we had an accumulated deficit of approximately $258.9 million. If we do not increase revenues, improve gross margins, and reduce operating expenses, we may also incur net losses during future quarters. Because of a decline in our revenues in the fourth quarter of 2000, we introduced measures to reduce operating expenses that resulted in restructuring charges of $69.3 million in the twelve months ended December 31, 2001. In January 2002, we had an additional work force reduction due to the reorganization of Com21 from a divisional structure centered on multiple product lines to a single functional organization, and consolidated additional excess facilities resulting in restructuring charges of $2.6 million. We continue to monitor market conditions to assess the need to take further action, if necessary. Any subsequent actions may result in additional workforce reductions, restructuring charges, discontinuation of product lines, and provisions for impairment of long-lived assets, which could harm our financial position, results of operations and stock price.

We are currently in default of our principal lending arrangement and our lenders have the right to demand accelerated payment of borrowings.

We may not be able to maintain our listing on the national market.

Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain our listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share. As of August 9th, 2002, the price of our common stock was $.24 and we are not in compliance with the $1 minimum bid price requirement. If the common stock loses its Nasdaq National Market status, it would likely trade either on he Nasdaq Small Cap Market or the Over the Counter Bulletin Board which is maintained by Nasdaq. If we transferred to the Nasdaq Small Cap Market, there is no assurance that we can maintain our listing on that market. If we are delisted from the Nasdaq National Market, there is likely to be an impact on our common stock selling price and more difficult for us to raise capital in the future.

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

  The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control, such as: variations in our actual and anticipated operating results; changes in our earnings estimates by analysts; the volatility inherent in stocks within the emerging sector within which we conduct business; and the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants. In addition, the stock market, particularly the Nasdaq National Market, has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Since our common stock began trading publicly in May 1998, our common stock reached a high of $73.50 per share in February 2000 and traded as low as $0.19 per share in July 2002.

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

  We have adopted a stockholder rights plan, which, together with provisions in our charter documents and Delaware law, may delay or prevent an acquisition of us, which could decrease the value of our stock.

  Our board of directors recently adopted a stockholder rights plan pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of August 7, 2002. Because the rights may substantially dilute the stock ownership of a person or group attempting a take-over of us without the approval of our board of directors, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors.

  Further, provisions of our certificate of incorporation and our bylaws could make it more difficult for a third party to acquire control of us in a transaction not approved by our board of directors. For example, our board of directors has the authority to issue preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock could have the effect of delaying, deterring or preventing an unsolicited take over of us, or could make it more difficult for holders of our common stock to effect certain corporate actions, including the replacement of incumbent directors and the completion of transactions opposed by the incumbent board of directors. The rights of the holders of our common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could also have the effect of delaying or preventing our acquisition by a third party.

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

  For the quarter ended June 30, 2002, international sales accounted for 76% of revenues. We intend to enter new international markets, and we expect that a significant portion of our sales will continue to be in international markets. Because we sell primarily through systems integrators, a successful expansion of our international operations and sales may require us to develop relationships with new international systems integrators and distributors. If we are unable to identify, attract or retain suitable international systems integrators or distributors, we may not be able to successfully expand our international operations. To increase revenues in international markets, we will need to continue to establish foreign operations, to hire additional personnel to run these operations and to maintain good relations with our foreign systems integrators and distributors. If we are unable to successfully do so, our growth in international sales will be limited, which would reduce our operating results. Additionally, international operations involve a number of risks not typically present in domestic operations, including:

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

  ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Sensitivity. Com21 is subject to interest rate risk as of June 30, 2002, related to variable rate debt obligations totaling $2,864,000. The variable rate debt obligations are linked to the prime rate and any increases in these market interest rates will increase the repayment obligation. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2002, the fair value of the repayment obligation would increase by $30,000.

  Com21 also has fixed rate debt obligations of approximately $21,591,000 at June 30, 2002, that have no interest rate risk. The fixed rates on these obligations ranged from 8% to 11%.

  Market Price Risk. Com21 is also exposed to market price risk on investments in marketable equity securities held as available-for-sale investments. These investments are in publicly traded companies as well as private companies in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $538,000 decrease in the fair value of the investments in marketable equity securities as of June 30, 2002.

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
None.
Item 2	Changes in Securities and Use of Proceeds
None.
Item 3	Defaults upon Senior Securities
None.
Item 4	Submission of Matters to a Vote of Security Holders

  The following proposals were voted upon by Com21's stockholders at the annual stockholders' meeting held on May 16, 2002:

  1. The following persons were elected as directors of Com21 to serve until the 2003 annual stockholders' meeting and until their successors are elected. These persons were qualified with the votes indicated beside their respective names:

  Schedule of votes cast for each director:

	Votes For	Votes Against
George Merrick	21,976,002	895,881
Paul Baran	22,398,276	473,607
James A. Gagnard	22,364,526	507,357
Susan H. Nycum	22,302,671	569,212
Daniel J. Pike	22,366,496	505,387
James Spilker Jr.	22,304,037	567,846

  * There were no abstention nor brokers' votes

  2. A proposal to approve an amendment to the Automatic Option Grant Program of the Com21 Inc. 1998 Stock Incentive Plan that would (I) increase the number of shares of common stock subject to the initial automatic option grant made to each newly appointed or elected non-employee director from an option to purchase 15,000 shares of common stock to an option to purchase 25,000 shares of common stock; (ii) increase the number of shares of common stock subject to automatic option grant made annually to each continuing non-employee director from an option to purchase 5,000 shares of common stock to an option to purchase 10,000 shares of common stock; and (iii) provide each continuing non-employee director with a special one-time stock option grant at the Annual Meeting to purchase 10,000 shares of common stock, each at an exercise price per share equal to the fair market value of com21's common stock on such date was carried with 21,124,213 shares of Common Stock voting in favor of the approval, 1,643,391 shares voted against, and 104,279 shares abstaining from voting.

  3. A proposal to ratify the appointment of Deloitte & Touche LLP as Com21's independent auditors for the fiscal year ending December 31, 2001 was approved by the vote of 22,462,271 shares for; 359,802 shares withheld or voted against the proposal; and 49,810 shares abstained.

Item 5	Other Information
None.
Item 6	Exhibits and Reports on Form 8-K.
a)	Exhibits
10.29	ASUSTek/SIS Supply Agreement *
b)	Reports on Form 8-K
None. * Portions omitted pursuant to a request for confidential treatment.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Com21, Inc.

Date:	August 13, 2002	By:	/s/ GEORGE MERRICK
George Merrick
President, Chief Executive Officer

  CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  Pursuant to the 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Com21, Inc. (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  Dated: August 13, 2002

  /s/ GEORGE MERRICK

  George Merrick
  President, Chief Executive Officer

  Dated: August 13, 2002

  /s/ RALPH MARIMON
  Ralph Marimon
  Vice President, Chief Financial Officer