Form 10-Q
period 2002-09-30
COM21 INC
filed 2002-11-14
CIK 945379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 28,322,673 as of September 30, 2002.

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

PART I: FINANCIAL INFORMATION

Item 1 Financial Statements

COM21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and par value amounts)
(Unaudited)

                                                            September 30,  December 31,
                                                                2002          2001
                                                            ------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents............................. $      7,013  $     19,673
    Restricted cash.......................................           25        10,025
    Short-term   investments..............................           83            37
    Accounts receivable:
         Trade............................................        9,409        11,945
         Related parties..................................           --            63
         Other............................................          651        10,837
    Inventories...........................................        9,357        18,335
    Prepaid expenses and other............................        2,165           970
                                                            ------------  ------------
           Total current assets...........................       28,703        71,885
Long-term   investments...................................        1,000         2,000
Property and equipment, net...............................        5,131         7,365
Goodwill, net.............................................           --         3,570
Other assets..............................................          152           155
                                                            ------------  ------------
           Total assets................................... $     34,986  $     84,975
                                                            ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................... $     11,506        36,818
    Accrued compensation and related benefits.............        1,384         1,635
    Accrued restructuring charges.........................        2,315         2,211
    Other current liabilities.............................        3,253         3,519
    Current portion of capital lease and debt obligations.       11,732         6,178
                                                            ------------  ------------
           Total current liabilities......................       30,190        50,361
Deferred rent.............................................          192           239
Accrued restructuring charges.............................        3,178         2,971
Capital lease and debt obligations........................           70           198
                                                            ------------  ------------
           Total liabilities..............................       33,630        53,769
                                                            ------------  ------------
Stockholders' equity:
    Common stock, $0.001 par value, 160,000,000 shares
      authorized; 28,322,673 and 28,106,848 issued and
      outstanding at September 30, 2002 and December 31, 2           28            28
    Additional paid-in capital............................      272,948       272,502
    Accumulated deficit...................................     (271,666)     (241,324)
    Accumulated other comprehensive income................           46            --
                                                            ------------  ------------
           Total stockholders' equity.....................        1,356        31,206
                                                            ------------  ------------
           Total liabilities and stockholders' equity..... $     34,986  $     84,975
                                                            ============  ============

See notes to condensed consolidated financial statements.

COM21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands except per share amounts)
(Unaudited)

                                                       Three Months Ended     Nine Months Ended
                                                          September 30,         September 30,
                                                      --------------------  --------------------
                                                         2002       2001       2002       2001
                                                      ---------  ---------  ---------  ---------
Revenues............................................ $  12,715  $  30,096  $  50,102  $  97,006
                                                      ---------  ---------  ---------  ---------
Cost of revenues:
    Cost of revenues................................     9,937     29,691     40,323     90,874
    Charges due to change in contract manufacturers.        --         --      8,429         --
    Write off of discontinued product inventory.....        --         --      3,117         --
    Amortization of intangible assets...............        --         --         --      1,264
                                                      ---------  ---------  ---------  ---------
        Total cost of revenues......................     9,937     29,691     51,869     92,138
                                                      ---------  ---------  ---------  ---------
Gross profit (loss).................................     2,778        405     (1,767)     4,868
                                                      ---------  ---------  ---------  ---------
Operating expenses:
    Research and development........................     2,016      3,508      8,286     19,158
    Sales and marketing.............................     1,711      3,708      5,862     15,725
    General and administrative......................     1,783      2,745      6,000     11,024
    Restructuring charges...........................       340      1,244      2,899     68,696
    Amortization of goodwill and intangible assets..        --        255         --      4,733
    Impairment loss on goodwill.....................        --         --      3,570         --
    Stock-based compensation *......................         8         58         40      1,514
                                                      ---------  ---------  ---------  ---------
        Total operating expenses....................     5,858     11,518     26,657    120,850
                                                      ---------  ---------  ---------  ---------
Loss from  operations...............................    (3,080)   (11,113)   (28,424)  (115,982)
                                                      ---------  ---------  ---------  ---------
Other income (expense):
    Other income (expense), net.....................      (381)       460       (808)       861
    Impairment loss on investment...................        --         --     (1,000)        --
                                                      ---------  ---------  ---------  ---------
        Total other income (expense), net...........      (381)       460     (1,808)       861
                                                      ---------  ---------  ---------  ---------
Loss before income taxes............................    (3,461)   (10,653)   (30,232)  (115,121)
Income taxes........................................        38         --        110         19
                                                      ---------  ---------  ---------  ---------
Net loss............................................    (3,499)   (10,653)   (30,342)  (115,140)
Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on available - for-sale in         7       (819)        46       (516)
                                                      ---------  ---------  ---------  ---------
Comprehensive loss.................................. $  (3,492) $ (11,472) $ (30,296) $(115,656)
                                                      =========  =========  =========  =========

Net loss per share, basic and diluted............... $   (0.12) $   (0.39) $   (1.07) $   (4.30)
                                                      =========  =========  =========  =========
Shares used in computation, basic
    and diluted.....................................    28,323     27,484     28,264     26,748
                                                      =========  =========  =========  =========

* Stock-based compensation:
Research and development............................ $      --  $      58         --      1,384
Sales and marketing.................................        --         --         --         29
General and administrative..........................         8         --         40        101
                                                      ---------  ---------  ---------  ---------
                                                     $       8  $      58  $      40  $   1,514
                                                      =========  =========  =========  =========

See notes to condensed consolidated financial statements.

COM21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                            --------------------
                                                                                               2002       2001
                                                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.............................................................................. $ (30,342) $(115,140)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Stock-based compensation............................................................        40      1,514
      Warrants issued to contract manufacturers...........................................       219         --
      Depreciation and amortization.......................................................     2,374     10,175
      Non-cash restructuring charges......................................................       123     60,310
      Deferred rent.......................................................................       (47)       155
      Write-off of impaired investment....................................................     1,000       (830)
      Write-off of impaired goodwill......................................................     3,570         --
      Loss on fixed assets disposals......................................................       709         --
    Changes in operating assets and liabilities:
         Accounts receivable - trade......................................................     2,536     20,288
         Accounts receivable - related parties............................................        63         --
         Accounts receivable - other......................................................     5,985      3,572
         Inventories......................................................................    14,773      7,663
         Prepaid expenses and other.......................................................    (1,195)     1,391
         Other assets.....................................................................         3        102
         Accounts payable.................................................................    (4,388)    (7,457)
         Accrued compensation and related benefits........................................      (295)    (1,567)
         Accrued restructuring charges....................................................       356      5,255
         Other current liabilities........................................................      (267)    (2,995)
                                                                                            ---------  ---------
      Net cash provided by (used in) operating activities.................................    (4,783)   (17,564)
                                                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of investments.....................................................        --      9,730
    Purchases of property and equipment...................................................      (972)      (952)
                                                                                            ---------  ---------
      Net cash provided by (used in) investing activities.................................      (972)     8,778
                                                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private equity financing, net...........................................        --      6,864
    Proceeds from issuance of stock, net..................................................        72        460
    Proceeds from exercise of stock options, net..........................................       115         --
    Repayments under capital lease obligations............................................      (134)      (327)
    Repayments on debt obligations, net...................................................    (6,958)    (1,478)
    Reduction in restricted cash..........................................................        --       (275)
                                                                                            ---------  ---------
      Net cash provided by (used in) financing activities.................................    (6,905)     5,244
                                                                                            ---------  ---------
Net change in cash and cash equivalents...................................................   (12,660)    (3,542)
Cash and cash equivalents at beginning of period..........................................    19,673     25,237
                                                                                            ---------  ---------
Cash and cash equivalents at end of period................................................ $   7,013  $  21,695
                                                                                            =========  =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Unrealized (gain) loss on available-for-sale investments.............................. $      46  $    (516)
                                                                                            =========  =========
    Property acquired under capital lease................................................. $      --  $     476
                                                                                            =========  =========
    Issuance of common stock for acquisition milestones................................... $      --  $     963
                                                                                            =========  =========
    Warrants to purchase common stock..................................................... $     219  $     719
                                                                                            =========  =========
    Liabilities net of assets converted to notes payable (Note 6)......................... $  22,518  $      --
                                                                                            =========  =========
    Liabilities net of assets converted to notes payable (Note 6)......................... $  22,518  $      --
                                                                                            =========  =========
    Letter of credit drawn by contract manufacturer reducing notes payable (Note 6)....... $  10,000  $      --
                                                                                            =========  =========

See notes to condensed consolidated financial statements.

COM21, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

  Unaudited Interim Financial Statements

  The accompanying unaudited condensed consolidated financial statements have been prepared by Com21 pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared using accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Com21's consolidated financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

  The consolidated results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in Com21's Form 10-K dated April 1, 2002 as filed with the SEC.

  Certain prior period amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

  Cumulative operating losses, current negative cash flows and defaults with respect to our debt obligations (Note 6) create substantial doubt about Com21's ability to continue as a going concern. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating alternative forms of financing. These alternatives may include the sale of equity, sale of debt instruments, and the divestiture of certain business assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure.

  2. Inventories

  Inventories consist of (in thousands):

                                                   September 30, December 31,
                                                       2002          2001
                                                   ------------  ------------
Raw materials and sub-assemblies................. $      3,879  $      5,719
Work-in-process .................................        1,696           909
Finished goods ..................................        3,782        11,707
                                                   ------------  ------------
                                                  $      9,357  $     18,335
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

  The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the first quarter of 2001 (in thousands, except per-share amounts):

                                                        Three Months Ended          Nine Months Ended
                                                          September 30,               September 30,
                                                   --------------------------  -------------------------
                                                       2002          2001          2002         2001
                                                   ------------  ------------  ------------  -----------
Net loss, as reported............................ $     (3,014) $    (10,653) $    (29,856) $  (115,140)
Add back amortization of:
   Goodwill .....................................           --           255            --        4,442
   Tradename and workforce  in place previously
      classified as intangible asset ............           --            --            --          268
                                                   ------------  ------------  ------------  -----------
Net loss, as adjusted............................ $     (3,014) $    (10,398) $    (29,856) $  (110,430)
                                                   ============  ============  ============  ===========

Net loss per share, basic and diluted, as reporte $      (0.11) $      (0.39) $      (1.06) $     (4.30)
Add back amortization of:
   Goodwill .....................................           --          0.01            --         0.16
   Tradename and workforce  in place previously
      classified as intangible asset ............           --            --            --         0.01
                                                   ------------  ------------  ------------  -----------
Net loss per share, basic and diluted, as adjuste $      (0.11) $      (0.38) $      (1.06) $     (4.13)
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

  6. Debt Obligations

  Com21 entered into a borrowing agreement in December 2001 which consisted of a revolving line of credit for working capital purposes, and a $10,000,000 letter of credit facility which can be utilized as security for a contract manufacturer. The line of credit agreement allowed Com21 to borrow up to the lesser of $10,000,000 or 75% of Com21's eligible domestic and foreign accounts receivable. The revolving line of credit was cancelled by both parties in August 2002. The letter of credit facility was drawn by the contract manufacturer in July 2002.

  On March 20, 2002, Com21 signed a binding agreement with one of our contract manufacturers to cancel all orders currently in place and executed a promissory note for all net accounts payable and excess materials purchased by the contract manufacturer for Com21's product. On March 20, 2002 the principal amount of the note was $20,000,000, bore interest at an average rate of 10%, was payable monthly beginning on March 31, 2002 and matured on May 30, 2004. During July 2002, the letter of credit for $10,000,000 was drawn by the contract manufacturer, reducing both the restricted cash and the related note payable by $10,000,000. At September 30, 2002, Com21 had $10,056,000 outstanding under the note, which is due in monthly installments through May 30, 2004.

  On March 29, 2002, Com21 executed a promissory note with another of its contract manufacturers for all net accounts payable owed to the contract manufacturer and all excess materials purchased by the contract manufacturer for Com21's product. The principal amount of the note was $2,518,000, bore interest at 8%, was payable monthly beginning on April 30, 2002 and matures on December 31, 2003. At September 30, 2002, Com21 had $1,504,000 outstanding under the note, which is due in monthly installments though December 31, 2003.

  We are currently in default on both of the promissory notes, as we did not make scheduled payments. We are seeking to renegotiate the notes with the contract manufacturer and resolve the matter.

  In connection with the above contract manufacturer agreements, we issued warrants to purchase a total of 350,000 shares of common stock at a weighted average price of $1.22 per share. The warrants are immediately exercisable until expiration in March 2005. The fair value of these warrants in the amount of $219,000 was recognized as cost of revenues in the accompanying condensed consolidated statement of operations and comprehensive loss for the first quarter of 2002. Com21 determined the fair value of the warrants using the Black-Scholes option pricing model over the contractual terms of the warrants with the following weighted average assumptions: stock volatility, 75%; risk free interest rate, 3.89%; and no dividends during the contractual terms. None of the warrants have been exercised, and all remain outstanding at September 30, 2002.

  7. Restructuring Charges

  During 2001 and continuing through the third quarter of 2002, Com21 announced a number of programs to reduce operating expenses. These programs were designed to prioritize Com21's initiatives around potential high-growth areas of the business, focus on profit contribution, and reduce expenses and capital spending. These restructuring programs included workforce reductions, reorganization and closure of certain business functions, and consolidation of excess facilities. As a result of the restructuring efforts, Com21 recorded a restructuring charge of $340,000 and $1,244,000 for the three months ended September 30, 2002 and 2001, respectively. In addition, Com21 recorded restructuring charges of $2,899,000 and $68,696,000 for the nine months ended September 30, 2002 and 2001, respectively.

  A summary of the activity to the accrued restructuring charges for the nine months ended September 30, 2002 is as follows (in thousands):

                                                      Balance at                               Balance at
                                                   December 31,                              September 30,
                                                       2001       Provision      Utilized       2002
                                                   ------------  ------------  ------------  -----------
Workforce reduction.............................. $         70  $        471  $       (462) $        79
Closure of excess facilities.....................        5,112         2,428        (2,081)       5,459
                                                   ------------  ------------  ------------  -----------
   Total......................................... $      5,182  $      2,899  $     (2,543) $     5,538
                                                   ============  ============  ============  ===========

  Workforce Reduction - The restructuring programs in 2001 resulted in the reduction of 143 employees across all business functions and operating units, including employees of the wireless business unit, Maryland development center and corporate headquarters. During the first and third quarter of 2002, Com21 had additional workforce reduction, which affected 33 and 27 employees across all business functions and operating units, respectively, due to the reorganization of Com21 from a divisional structure centered on multiple product lines to a single functional organization. The remaining $79,000 accrual at September 30, 2002 related to severance and fringe benefits will be disbursed by December 2002.

  Closure of Excess Facilities - In connection with our restructuring activities, we exited the wireless business unit facility in Long Island, New York; the Maryland development center in Germantown, Maryland; and a building in Milpitas, California in the second quarter of 2001. In 2001, Com21 recorded a charge of $7,757,000 related primarily to the net rental expense on non-cancelable leases and the write-off of fixed assets and leasehold improvements associated with the exit activity. As a result of changing real estate market conditions, Com21 revised the assumptions related to the timeframe to sublease the Milpitas building, resulting in an additional provision of $2,061,000 in the first quarter of 2002 which was offset by a $93,000 reversal of the accrual of the Long Island facility resulting from entering into a sublease agreement with a third party.

  Also, during the first quarter of 2002, Com21 initiated its plan for excess capacity in The Netherlands and the Ireland offices and made the excess capacity available for sublease. As a result, Com21 recorded an additional charge of $374,000 related primarily to the net rental expense on non-cancelable leases and the write-off of leasehold improvements associated with the buildings. As a result of changing real estate market conditions, Com21 revised the assumptions related to the timeframe to sublease the Netherlands and Ireland offices, resulting in an additional provision of $91,000 in the third quarter of 2002.

  We expect to pay the remaining accrued lease obligations of $5,538,000, net of estimated sublease income, over the next eight years.

  8. Commitments and Litigation

  On March 11, 2002, Com21 signed a letter agreement with its major chip supplier to cancel a purchase order for $10,354,000 worth of chips in exchange for an exclusive relationship on certain components over a two-year period with no specified volume commitment.

  In March 2002, Com21 cancelled all outstanding purchase orders with its two primary contract manufacturers. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors. Com21 is currently in default on the promissory notes to both contract manufacturers, as scheduled payments were not made. We are seeking to renegotiate the notes with the contract manufacturers and resolve the matter.

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

   9. Stockholders' Equity

  Net Loss Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

                                                      Three Months Ended                   Nine Months Ended
                                                          September 30,               September 30,
                                                   --------------------------  -------------------------
                                                       2002          2001          2002         2001
                                                   ------------  ------------  ------------  -----------
Net Loss (Numerator):
   Net loss, basic and diluted................... $     (3,499) $    (10,653) $    (30,342) $  (115,140)
                                                   ------------  ------------  ------------  -----------
Shares (Denominator):
   Weighted average common shares outstanding....       28,323        27,661        28,264       26,971
   Weighted average common shares outstanding
      subject to repurchase or forfeiture........           --          (177)           --         (223)
                                                   ------------  ------------  ------------  -----------
   Shares used in computation, basic and diluted.       28,323        27,484        28,264       26,748
                                                   ------------  ------------  ------------  -----------

Net loss per share, basic and diluted............ $      (0.12) $      (0.39) $      (1.07) $     (4.30)
                                                   ============  ============  ============  ===========

  During the three months ended September 30, 2002 and 2001, Com21 had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at September 30, 2002: warrants to purchase 3,855,981 shares of common stock and options to purchase 6,955,079 shares of common stock.

  10. Segment Information

  For purposes of segment reporting, Com21 aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based on this criteria, there are three operating and reportable segments: ATM products, DOCSIS products and Voice products. The ATM products segment develops, manufactures, and markets the proprietary cable modems, ATM headend equipment and network management software. The DOCSIS products segment develops, manufactures, and markets DOCSIS cable modems. The Voice products segment (which Com21 spun-off in September 2001) developed, manufactured, and marketed telephony products for use in cable plants.

  The following tables are the financial results the chief operating decision maker, as defined by SFAS No. 131, utilizes in evaluating the performance of Com21's reportable segments (in thousands):

                                                        Three Months Ended                  Nine Months Ended
                                                         September 30,                    September 30,
                                                     ------------------------  ------------------------
                                                         2002         2001        2002         2001
                                                     ------------  ----------  -----------  -----------
Revenues:
  ATM products..................................... $      5,410  $   17,168  $    30,012  $    58,707
  DOCSIS products..................................        7,305      12,928       20,090       37,646
  Voice products...................................           --          --           --          653
                                                     ------------  ----------  -----------  -----------
          Total.................................... $     12,715  $   30,096  $    50,102  $    97,006
                                                     ============  ==========  ===========  ===========
Cost of Revenues:
  ATM products..................................... $      2,884  $   13,934  $    18,631  $    46,983
  DOCSIS products..................................        7,053      15,757       21,692       43,113
  Voice products...................................           --          --           --        2,042
  Charges due to change in contract manufacturers..           --          --        8,429           --
  Write off of discontinued product inventory......           --          --        3,117           --
  Amortization of intangible assets................           --          --           --           --
                                                     ------------  ----------  -----------  -----------
          Total.................................... $      9,937  $   29,691  $    51,869  $    92,138
                                                     ============  ==========  ===========  ===========
Gross Profit (Loss):
  ATM products..................................... $      2,526  $    3,234  $    11,381  $    11,724
  DOCSIS products..................................          252      (2,829)      (1,602)      (5,467)
  Voice products...................................           --          --           --       (1,389)
  Charges due to change in contract manufacturers..           --          --       (8,429)          --
  Write off of discontinued product inventory......           --          --       (3,117)          --
  Amortization of intangible assets................           --          --           --           --
                                                     ------------  ----------  -----------  -----------
          Total.................................... $      2,778  $      405  $    (1,767) $     4,868
                                                     ============  ==========  ===========  ===========

  Com21's product lines differ primarily based on product functions. Headend equipment controls the flow of data communications between cable modems and an external network, such as the Internet or a corporate network. Cable modems send and receive data over coaxial cable. Network management software facilitates provisioning, fault isolation, network configuration, field inventory, auto- discovery and performance for the headend equipment. For the three and nine months ended September 30, 2002 and 2001, Com21 recorded product revenues from sales of headend equipment, cable modems and network management software as follows (in thousands):

                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                    September 30,
                                                     ------------------------  ------------------------
                                                         2002         2001        2002         2001
                                                     ------------  ----------  -----------  -----------
Headend equipment.................................. $        758  $    4,116  $     5,682  $    14,171
Cable modems.......................................       11,814      25,952       43,880       82,629
Network management software........................          143          28          540          206
                                                     ------------  ----------  -----------  -----------
Product revenues................................... $     12,715  $   30,096  $    50,102  $    97,006
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

  Cumulative operating losses, current negative cash flows and defaults with respect to our debt obligations create substantial doubt about Com21's ability to continue as a going concern. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating alternative forms of financing. These alternatives may include the sale of equity, sale of debt instruments, and the divestiture of certain business assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure.

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

  Accounts Receivable - Accounts receivable consists of receivables due from our customers for goods or services. We reserve a portion of our accounts receivable estimated to be uncollectable in our bad debt reserve. We also reserve a portion of our accounts receivable estimated to be product returned to Com21 in our sales return reserve. Our accounts receivable balance at September 30, 2002 included a $1,149,000 receivable from Adelphia Communications. We estimated that of this total, $574,000 is uncollectable and that the remaining $574,000 will eventually be collected through the reorganization of Adelphia Communications. Our bad debt allowance includes provision for this customer.

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

  In March 2002, Com21 cancelled all outstanding purchase orders with our two primary contract manufacturers. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors. These notes total approximately $22.5 million, bear interest at average rates ranging from 8% to 10% and mature in December 2003 and May 2004. We are currently in default on the promissory notes to both contract manufacturers, as scheduled payments were not made. We are seeking to renegotiate the notes with the contract manufacturers and resolve the matter.

  Closure of Excess Facilities Restructuring Accrual - In calculating the charge related to our facilities consolidation, estimates were used for the sublease terms upon the negotiation of future subleases, broker commissions, tenant improvements and operating costs. In determining our estimates, we obtained information from third party leasing agents to calculate anticipated third party sublease income and the probable vacancy period prior to finding a sublessee. In calculating the undiscounted value of ongoing lease commitments for unused facilities, we considered ongoing facilities needs and the potential sublease rate. Market conditions will affect our ability to sublease facilities on terms consistent with our estimates. Management re- evaluates these estimates quarterly, based on the availability of more recent information and makes adjustments to the facilities charges accordingly. Our ability to sublease facilities ahead of schedule or the negotiation of lease terms resulting in higher or lower sublease income than estimated will affect our accrual and the related restructuring charge. Differences between estimates and actual related broker commissions, tenant improvements and operating costs may increase or decrease the accrual upon final negotiation. The restructuring accrual for closure of excess facilities at September 30, 2002 was $5.5 million, which is comprised of $8.6 million of future rent obligations offset by $3.1 million of estimated future sublease income, net of costs.

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

  On March 20, 2002, Com21 signed a binding agreement with one of our contract manufacturers to cancel all orders currently in place and executed a promissory note for all net accounts payable and excess materials purchased by the contract manufacturer for Com21's product. On March 20, 2002, the principal amount of the note was $20.0 million, bears interest at an average rate of 10%, was payable monthly beginning on March 31, 2002 and matured on May 30, 2004. At September 30, 2002, Com21 had $10,056,000 outstanding under the note.

  On March 29, 2002, Com21 executed a promissory note with another one of our contract manufacturers for all net accounts payable owed to the contract manufacturer and all excess materials purchased by the contract manufacturer for Com21's product. The principal amount of the note was $2.5 million, bears interest at 8%, was payable monthly beginning on April 30, 2002 and matured on December 31, 2003. At September 30, 2002, Com21 had $1,504,000 outstanding under the note.

  We are currently in default on both promissory notes, as scheduled payments were not made. We are seeking to renegotiate the notes with the contract manufacturers and resolve the matter.

  Results of Operations

  Revenues - Revenues decreased 58% from $30.1 million in the third quarter of 2001 to $12.7 million in the third quarter of 2002, and decreased 48% from $97.0 million for the first nine months of 2001 to $50.1 million for the first nine months of 2002. The decrease in revenues is due to a continued economic slowdown that has affected and, in general, continues to affect our customers. The impact of this slowdown was heightened by the bankruptcy of one of our customers, Adelphia Communications. The decrease in revenues is also due to a fall off in our ATM business, as more of our ATM customers are transitioning to the DOCSIS technology. We experienced a decrease in the units of both ATM modems and headends sold. The average selling prices of both our ATM and DOCSIS modems continued to decline as the industry remains very competitive.

  Cable modem sales accounted for 93% of revenues in the third quarter of 2002, as compared to 86% of revenues in the third quarter of 2001, and 88% of revenues for the nine months of 2002 as compared to 85% of revenues for the nine months of 2001. The average selling price of all cable modems declined from the third quarter of 2001 to the third quarter of 2002 due to planned price reductions, industry-wide price competition and product mix, as we are selling more of our lower priced DOCSIS modems.

  Headend sales accounted for 6% of revenues in the third quarter of 2002, as compared to 14% of revenues in the third quarter of 2001, and 11% of revenues for the nine months of 2002 as compared to 15% or revenues for the nine months of 2001. The average selling price of headend equipment also declined from the third quarter of 2001 to the third quarter of 2002 due to planned price reductions.

  We anticipate cable operators will remain cautious in light of the current economic conditions, with expenditures for cable networking equipment increasing slowly throughout the year. We also anticipate continued pricing pressure on our cable modems and headend equipment, and declines in the average selling price of our ATM and DOCSIS cable modems and headend equipment during 2002 due to competitive pricing pressures and the number of suppliers competing for market share.

  During the quarter ended September 30, 2002, international sales accounted for 45% of revenues, decreasing from 65% in the third quarter of 2001. During the nine months ended September 30, 2002, international sales accounted for 69% of revenues, decreasing from the 70% experienced in the first nine months of 2001.

  In the third quarter of 2002, revenues attributable to Adelphia Communications accounted for 25% of revenues, while revenues attributable to Telindus accounted for 11% of revenues. Revenues earned from Adelphia during the third quarter of 2002 are considered collectable due to Chapter 11 requirements that Adelphia must pay its vendors within the purchasing term for all goods it purchased after the effective date of filing Chapter 11. In the third quarter of 2001, revenues attributable to Telindus and Furukawa accounted for 25% and 19% of revenues, respectively.

  Gross Margins - Gross margins increased from 1% in the third quarter of 2001 to 22% in the third quarter of 2002, and decreased from 5% during the first nine months of 2001 to a negative 4% during the first nine months of 2002. The increase in margins for the third quarter of 2002 is due to the higher margin realized on the new lower cost DOCSIS and ATM modems. The decrease in margins for the nine months is primarily due to the following factors:

    Cancellation of all outstanding purchase orders with two of our former primary contract manufacturers in March 2002. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors. At March 2002, these notes totaled approximately $22.5 million, bear interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. The majority of materials held by the vendors will likely be of no future use to Com21 as a result of the DOCSIS contract manufacturing arrangement we have entered into with a new third party in April 2002. Accordingly, materials with no future use of $7.9 million were written off during the first quarter of 2002. Our provision for excess and obsolete inventory at March 31, 2002 contained a $7.9 million provision for this inventory held by the vendors. In addition to the notes, Com21 granted warrants to the vendors to purchase a total of 350,000 shares of common stock, which resulted in a charge of $219,000 to cost of revenues. We are currently in default on the promissory notes to both contract manufacturers, as scheduled payments in July were not made. Com21 is seeking to renegotiate the notes with the contract manufacturers and resolve the matter.
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

  However, we are taking steps to counter the margin pressure by continuing our cost reduction program on our DOCSIS modems. Additionally, we are currently evaluating our DOXcontroller XB System with several customers and believe that this higher margin system product will begin volume shipments during the fourth quarter of 2002. The DOXcontroller XB comprises a headend (DOXcontroller 1000) and our newly expanded version of our network management software, NMAPS 5.0. As product mix shifts toward our higher margin system products, we anticipate that margins will improve beginning in 2003.

  Research and Development - Research and development expenses consist primarily of personnel costs, prototype material expenditures and equipment and supplies required to develop and to enhance our products. Research and development expenses decreased 43% from $3.5 million in the third quarter of 2001 to $2.0 million in the third quarter of 2002, and decreased 57% from $19.2 million during the first nine months of 2001 to $8.3 million during the first nine months of 2002. The decrease in research and development expenses is due to our efforts to reduce expenses. These efforts involved workforce reductions, elimination of certain development programs, and closure and consolidation of research and development facilities, as we refocused our development efforts. In 2002, we anticipate that research and development expenses will be less than the 2001 level by approximately $12.0 million to $14.0 million. This decline is likely to result from the 2001 and 2002 personnel reductions, as well as the continuing effort to reduce expenses and possible future workforce reductions.

  Sales and Marketing - Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased 54% from $3.7 million in the third quarter of 2001 to $1.7 million in the third quarter of 2002, and decreased 63% from $15.7 million in the first nine months of 2001 to $5.9 million in the first nine months of 2002. This decline is due to our efforts to reduce costs, which involved workforce reductions and a decrease in spending on marketing programs. In 2002, we anticipate that sales and marketing expenses will be less than the 2001 level by approximately $10.0 million to $12.0 million. This decline is likely to result from the 2001 and 2002 personnel reductions, as well as the continuing effort to reduce expenses and possible future workforce reductions.

  General and Administrative - General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses decreased 35% from $2.7 million in the third quarter of 2001 to $1.8 million in the third quarter of 2002, and decreased 46% from $11.0 million in the first nine months of 2001 to $6.0 million in the first nine months of 2002. The decrease is due to our efforts to reduce costs, which involved workforce reductions, consolidated excess facilities and decrease in spending on all areas, such as travel and consulting. In 2002, we anticipate that general and administrative expenses will be less than the 2001 level by approximately $6.0 million to $8.0 million. This decline is likely to result from the 2001 and 2002 personnel reductions, as well as the continuing effort to reduce expenses and possible future workforce reductions.

  Restructuring Charges - Restructuring charges resulted from the measures Com21 introduced during 2001 to reduce operating expenses, which included reductions in workforce, reorganization and closure of certain business functions, and consolidation of excess facilities. During the first and third quarter of 2002, Com21 had additional workforce reduction of 33 and 27 employees, respectively, across all business functions and operating units due to the reorganization of Com21 from a divisional structure centered on multiple product lines to a single functional organization. For the nine months ended September 30, 2002, the workforce reductions resulted in a charge of $471,000 to restructuring expenses. Due to the change in the real estate market conditions, we also revised our assumptions related to the timeframe necessary to find a sublessee for the Milpitas building, which resulted in an additional restructure provision of $2.1 million in the first quarter of 2002 which was offset by a $93,000 reversal of the accrual of the Long Island facility resulting from entering into an actual sublease agreement with a third party.

  Also during the first quarter of 2002, we initiated our plan for the partially excess facilities at our sites in The Netherlands and Ireland. As a result, Com21 recorded an additional charge of $374,000 related primarily to the net rental expense on non-cancelable leases and the write-off of leasehold improvements associated with the buildings. Due to the change in the real estate market conditions, we also revised our assumptions related to the timeframe necessary to find a sublessee for the Netherlands and Ireland offices, which resulted in an additional restructure provision of $91,000 in the third quarter of 2002.

  Impairment and Amortization of Intangible Assets - Amortization of intangible assets relating to our July 2000 acquisitions of GADline and BitCom totaled an aggregate of $2.6 million for the first quarter of 2001. In connection with the 2001 restructuring activities, we sold GADline and closed down BitCom, which resulted in the impairment of all goodwill and acquired intangible assets except for the $3.6 million of goodwill associated with BitCom. During the second quarter of 2002, we reevaluated the goodwill due to indicators of impairment including substantial decreases in ATM related revenues and future projections. Com21 performed a valuation of the ATM reporting unit and allocated the determined fair value to all of the assets and liabilities of that unit, including any unrecognized intangible assets. Based on this allocation, there was no excess fair value over the amounts assigned to the unit's assets and liabilities, and therefore no implied goodwill. As a result of this valuation, we wrote off the remaining goodwill of $3,570,000, associated with the ATM business unit in the second quarter of 2002.

  Stock-Based Compensation - Stock-based compensation resulted primarily from the amortization of deferred stock compensation generated from assumed unvested options and restricted stock in our July 2000 acquisitions of GADline and BitCom, the fair value of common stock issued to non-employees for services, and the issuance of additional shares related to meeting defined milestones in January 2001. Deferred stock compensation was amortized to expense over the vesting period of the individual options. During the second quarter of 2001, we sold GADline and closed BitCom, which resulted in the acceleration of all remaining deferred stock compensation for terminated employees. In May 2002, Com21 issued common stock to the board of advisory which resulted in a charge of $32,000 to general and administrative expenses. In August 2002, Com21 issued common stock to a non-employee for services which resulted in a charge of $8,000 to general and administrative expenses.

  Total Other Income (Expense), Net - Total other income (expense), net decreased from $460,000 of income in the third quarter of 2001 to $381,000 of expense in the third quarter of 2002, and decrease from $861,000 of income for the first nine months of 2001 to $808,000 of expense for the first nine months of 2002. The decrease was attributable to lower interest income on a declining cash and investments balance during 2001 and 2002, coupled with $1.0 million write down of an impaired investment and interest expense related to the notes payable entered into during the first quarter of 2002. The $1.0 million write down resulted from our periodic review of our investments for impairment. Investments in privately held companies are considered impaired when a review of the investee's operations and other indicators indicate that the carrying value of the investment is not likely to be recoverable. Such indicators used to evaluate impairment include, but are not limited to, capital resources, prospects of receiving additional financing, and prospects for liquidity of the related securities.

  Liquidity and Capital Resources

  At September 30, 2002, our cash, cash equivalents and short-term investments were $7.1 million, compared to $29.7 million at December 31, 2001. Included in the amounts at December 31, 2001 was a $10.0 million in restricted cash used for a stand-by letter of credit. The stand-by letter of credit was issued to our former contract manufacturer, Celestica. During July 2002, the letter of credit for $10,000,000 was drawn by Celestica, reducing both the restricted cash and the related note payable by $10,000,000. Net cash used in operating activities was $4.8 million for the first nine months of 2002. Cash used in operating activities primarily resulted from a decrease in accounts receivable - trade of $2.5 million; a decrease in accounts receivable - other of $6.0 million; a decrease in inventory of $14.8 million; an increase accrued restructuring charges of $355,000. The inflow of cash was offset by a net loss of $29.9 million which included (non-cash charge totaled $8.0 million); an increase in prepaid expenses and other of $1.2 million; a decrease in accounts payable of $4.4 million; and a decrease in accrued compensation and related benefits of $295,000 and an increase in other current liabilities of $752,000. The decrease in accounts receivable - trade related to the decrease in revenues for the quarter. The decrease in accounts receivable - other related primarily to the offset between accounts receivable and accounts payable between Com21 and our two former primary contract manufacturers. The decrease in inventory was due to Com21 utilization of existing inventory during the nine months, the write-off of components and finished goods on certain discontinued ATM modems, and the reserve for excess and obsolete inventory held by our two former primary contract manufacturers.

  Net cash used in financing activities was $6.9 million for the first nine months of 2002. Cash used in financing activities consisted primarily of the repayment on the line of credit and notes payable of $7.0 million.

  Com21 entered into a borrowing agreement in December 2001 which consisted of a revolving line of credit for working capital purposes, and a $10,000,000 letter of credit facility which can be utilized as security for a contract manufacturer. The line of credit agreement allowed Com21 to borrow up to the lesser of $10,000,000 or 75% of Com21's eligible domestic and foreign accounts receivable. The revolving line of credit was cancelled by both parties in August 2002.

  During July 2002, the letter of credit for $10,000,000 was drawn by the contract manufacturer, reducing both the restricted cash and the related note payable by $10,000,000.

  In March 2002, Com21 cancelled all outstanding purchase orders with two of our former primary contract manufacturers. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for excess component inventory materials held by the vendors. At March 2002, these notes totaled approximately $22.5 million, bears interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. Currently, Com21 is in default on the promissory notes to both contract manufacturers, as scheduled payments were not made. We are seeking to renegotiate the notes with the contract manufacturers.

  Cumulative operating losses, current negative cash flows and defaults with respect to our debt obligations create substantial doubt about Com21's ability to maintain its investment in research and development and fund continuing operations. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating alternative forms of financing. These alternatives may include the sale of equity, sale of debt instruments, and the divestiture of certain business assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure.

  The following table depicts our contractual obligations as of September 30, 2002:

                                                                   Contractual Obligations
                                                   ----------------------------------------
                                                                  Less Than    Greater Than
                                                      Total         1 Year        1 Year
                                                   ------------  ------------  ------------
Line of Credit................................... $         --  $         --  $         --
Notes Payable....................................       11,560        11,560            --
Capital Lease Obligations........................          242           172            70
Operating Lease Obligations......................       12,474         4,078         8,396
Purchase Commitments.............................        1,630         1,630            --
                                                   ------------  ------------  ------------
Total Contractual Obligations.................... $     25,906  $     17,440  $      8,466
                                                   ============  ============  ============

  As a result of the default on the promissory notes described above, lenders have the right to demand accelerated repayment on the $11.6 million of notes payable. Accordingly, the notes payable are classified as current obligation due in less than one year.

  Com21 subleases certain of its office to third parties. If the sublesees fail to make the payments, Com21 would be liable for an additional $687,000 over the next three years.

  During 2001, we generated net losses of approximately $126.3 million, and for the nine months ended September 30, 2002, the net loss was $29.9 million. We may also incur net losses during future quarters. Because of a decline in our revenues from the fourth quarter of 2000 to current, we introduced measures to reduce operating expenses that included reduction on our workforce, reorganization and closure of certain business functions, and consolidation of excess facilities. Management continues to monitor market conditions to assess the need to take further action, if necessary. Any subsequent actions may result in additional workforce reductions, restructuring charges, discontinuation of product lines, and provisions for impairment of long-lived assets that could harm our financial position, results of operations, and stock price. We believe we will require additional financing to sustain the long-term viability of the company. We are currently evaluating several alternatives which include the sale of additional stock, sale of debt instruments, and the divestiture of certain business assets. There can be no assurance, however, that any additional financing will be available to us on acceptable terms, or at all, when required.

  Recently Adopted Accounting Pronouncements

  On January 1, 2002, Com21 adopted Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 had no impact on Com21's consolidated financial position, results of operations or cash flows.

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

  In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

  Risk Factors

  You should carefully consider the risks described below before making a decision to invest in Com21. You may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing Com21.

  Com21 may be unable to obtain additional capital needed to operate our business.

  Cumulative operating losses, current negative cash flows and defaults with respect to our debt obligations create substantial doubt about Com21's ability to continue as a going concern. We have implemented, and are continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, Com21 is also currently evaluating alternative forms of financing. These alternatives may include the sale of equity, sale of debt instruments, and the divestiture of certain business assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to the ability of the Company to achieve a level of sales to support our cost structure.

  At September 30, 2002, we had an accumulated deficit of approximately $271.2 million. If we do not increase revenues, improve gross margins, and reduce operating expenses, we may also incur net losses during future quarters. Because of a decline in our revenues in the fourth quarter of 2000, we introduced measures to reduce operating expenses that resulted in restructuring charges of $69.3 million in the twelve months ended December 31, 2001. In January and July 2002, we had additional work force reduction due to the reorganization of Com21 from a divisional structure centered on multiple product lines to a single functional organization, and consolidated additional excess facilities resulting in restructuring charges of $2.9 million. We continue to monitor market conditions to assess the need to take further action, if necessary. Any subsequent actions may result in additional workforce reductions, restructuring charges, discontinuation of product lines, and provisions for impairment of long-lived assets, which could harm our financial position, results of operations and stock price.

  We are currently in default of our debt obligations and our lenders have the right to demand accelerated payment of borrowings.

  We may not be able to maintain our listing on the Nasdaq SmallCap market.

  Our common stock is currently listed on the Nasdaq SmallCap Market. For continued listing on the Nasdaq SmallCap Market we must satisfy certain listing requirements, which include minimum stockholders' equity of $2.5 million, a public float of 500,000 shares, market value of publicly held shares of $1.0 million, at least 2 market makers and a minimum bid price of at least $1.00 per share. As of November 12, 2002, the price of our common stock was $0.29. The listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, effective October 1, 2002, in order to take advantage of the extended grace period afforded by the Nasdaq SmallCap Market to meet the minimum bid price for our common stock of $1.00 per share by December 3, 2002. On September 30, 2002 our stockholders' equity was $1.8 million and we are not in compliance with the stockholders' equity requirement. If the common stock loses its Nasdaq SmallCap Market status, it would likely trade either on the Over the Counter Bulletin Board or the Pink Sheets which is maintained by Nasdaq. There is no assurance that we can maintain our listing on the Nasdaq SmallCap Market. If we are delisted from the Nasdaq SmallCap Market, there is likely to be an impact on our common stock selling price and more difficult for us to raise capital in the future.

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

  Com21 is exposed to general economic and market conditions

  Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In recent quarters, our operating results have been adversely affected by unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to North America, and the manufacturing industry in the United States were materially affected during fiscal 2001 and 2002. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience negative impacts on our business, operating results, and financial condition.

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

  The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control, such as: variations in our actual and anticipated operating results; changes in our earnings estimates by analysts; the volatility inherent in stocks within the emerging sector within which we conduct business; and the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants. In addition, the stock market, particularly the Nasdaq National Market, has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Since our common stock began trading publicly in May 1998, our common stock reached a high of $73.50 per share in February 2000 and traded as low as $0.12 per share in September 2002.

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

  A relatively small number of customers have accounted for a large part of our revenues, and we expect that this trend will continue. For the third quarter of 2002, our top five customers accounted for 59% of total revenues. We expect that our largest customers in the future could be different from our largest customers today due to a variety of factors, including customers' distribution schedules and budget considerations. Additionally, some of our systems integrators could develop and manufacture products that compete with our products and choose not to distribute our products. Because a limited number of companies account for a majority of our prospective customers, our future success will depend upon our ability to establish and maintain relationships with these companies. We may not be able to retain our current accounts or to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of households passed by cable access are served by a relatively small number of cable operators. The loss of one or more of our customers or our inability to successfully develop relationships with other significant cable operators could cause our business to suffer.

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

  Competition for these personnel is intense; however, there is less competition for these skilled workers in other countries. In September 2001, we completed the transfer of the research and development, product management, and marketing functions for the proprietary ComUNITY Access System product line to our facility in Cork, Ireland. We made this transition to take advantage of the greater availability of qualified personnel in Cork to support this product line. However, the loss of any key Cork employee with technical, marketing or support knowledge may affect our ability to provide timely development and support activities for the ComUNITY Access System product line.

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

  We have trade receivables in the amount of $1,149,000 from our customer Adelphia which is currently in Chapter 11, and we have reserved 50% of the trade receivable pre-Chapter 11. If we are unable to collect the remaining 50%, that could have a negative impact on our financial results.

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

  For the quarter ended September 30, 2002, international sales accounted for 45% of revenues. We intend to enter new international markets, and we expect that a significant portion of our sales will continue to be in international markets. Because we sell primarily through systems integrators, a successful expansion of our international operations and sales may require us to develop relationships with new international systems integrators and distributors. If we are unable to identify, attract or retain suitable international systems integrators or distributors, we may not be able to successfully expand our international operations. To increase revenues in international markets, we will need to continue to establish foreign operations, to hire additional personnel to run these operations and to maintain good relations with our foreign systems integrators and distributors. If we are unable to successfully do so, our growth in international sales will be limited, which would reduce our operating results. Additionally, international operations involve a number of risks not typically present in domestic operations, including:

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

  ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Sensitivity. Com21 also has fixed rate debt obligations of approximately $11,802,000 at September 30, 2002 that have no interest rate risk. The fixed rates on these obligations ranged from 8% to 11%.

  Market Price Risk. Com21 is also exposed to market price risk on investments in marketable equity securities held as available-for-sale investments. These investments are in publicly traded companies as well as private companies in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $542,000 decrease in the fair value of the investments in marketable equity securities as of September 30, 2002.

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

  ITEM 4 Controls and Procedures

   Within the 90 days prior to the date of this report, Com21 carried out an evaluation, under the supervision and with the participation of Com21's management, including Com21's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Com21' disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Com21's disclosure controls and procedures are effective in timely alerting them to material information relating to Com21 required to be included in Com21's periodic Securities and Exchange Commission filings. There has been no significant changes in Com21's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

   PART II: OTHER INFORMATION
Item 1	Legal Proceedings
None.
Item 2	Changes in Securities and Use of Proceeds
None.
Item 3	Defaults upon Senior Securities
None.
Item 4	Submission of Matters to a Vote of Security Holders None.
Item 5	Other Information
None.
Item 6	Exhibits and Reports on Form 8-K.
a)	Exhibits
None.
b)	Reports on Form 8-K

  On July 22, 2002, Com21 announced the adoption of the Stockholder Right Plan.

  On August 6, 2002, Com21 declare a dividend of one preferred share purchase right for each share of the Company's commons stock outstanding on August 7, 2002.

  On October 1, 2002, Com21 announced the request to transfer its common stock to the NASDAQ SmallCap Market.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Com21, Inc.

Date:	November 14, 2002	By:	/s/ GEORGE MERRICK .
George Merrick
President, Chief Executive Officer

  CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  Pursuant to the 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Com21, Inc. (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  Dated: November 14, 2002

  /s/ GEORGE MERRICK

  George Merrick

  President, Chief Executive Officer

  Dated: November 14 , 2002

  /s/ RALPH MARIMON

  Ralph Marimon

  Vice President, Chief Financial Officer

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, George Merrick, certify that:

  1. I have reviewed the Quarterly Report of Com21, Inc. on Form 10-Q for the quarter ended September 30, 2002;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Dated: November 14, 2002

  /s/ GEORGE MERRICK

  George Merrick

  President, Chief Executive Officer

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Ralph Marimon, certify that:

  1. I have reviewed the Quarterly Report of Com21, Inc. on Form 10-Q for the quarter ended September 30, 2002;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Dated: November 14, 2002

  /s/ RALPH MARIMON

  Ralph Marimon

  Vice President, Chief Financial Officer