Form 10-K
period 2002-12-31
COM21 INC
filed 2003-03-12
CIK 945379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

Indicate by check mark whether the registrant is an accelerate filer (as defined in Rule 12b-2 of the act) Yes     No [X] [     ]

As of June 28, 2002, (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of registrant's common stock, par value $0.001 per share held by non-affiliates of registrant was approximately $12,461,321.

At February 28, 2003, there were 28,394,371 shares of the registrant's common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Information required by Part III of this Form 10-K is incorporated therein by reference from the Company's definitive Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be held on May 15, 2003.

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

Com21, Inc.

FORM 10-K
For The Year Ended December 31, 2002
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Com21, Inc. is a leading global supplier of system solutions for the broadband access market. Our Data Over Cable System Interface Specification (DOCSIS)-based and Asynchronous Transfer Mode (ATM) products enable cable operators and service providers to deliver high-speed, cost- effective Internet and telephony applications to corporate telecommuters, small businesses, home offices, and residential users. To date, we have shipped over 2.3 million cable modems and over 2,000 headend controllers worldwide.

Com21 was incorporated in Delaware in June 1992. Our principal executive offices are located at 750 Tasman Drive, Milpitas, California 95035 and our telephone number at that address is (408) 953-9100. Additional information about the Company is available on our web site at http://www.com21.com.

INDUSTRY OVERVIEW

We believe the broadband industry, which in its most basic form is identified with an always-on internet connection characterized by data transfer rates significantly faster than dial-up services, is poised to offer much more than faster web surfing. With a significant upgrade to the cable and telecommunication networks over the past several years, operators are now well position to utilize the power of broadband networks to deliver much more than just data. Previously, service providers (both telecommunication and cable companies) could deliver only one or two out of the three basic service types by which most communications can be categorized: data, voice, and video. With upgraded networks and advanced equipment to service the networks, broadband service providers are now able to take advantage of the full power of broadband and deliver all three services over a single unified network. In the process, we believe broadband is driving technology innovation and investment, as the increase in bandwidth is driving the pace of innovation in software applications, computers, communications equipment, semiconductors, and other similar devices.

The broadband industry is rapidly moving toward offering data, voice, video over a single network and still has the opportunity for substantial growth ahead of it. As broadband rollout becomes more widespread, we believe these integrated services will drive an accelerated demand for transmission equipment, cable and DSL modems, digital set-top boxes, and voice gateways. Of all the broadcast mediums, we believe in cable given its capability to deliver digital video, data, voice, and other two-way services such as pay per view, or PPV, video-on-demand, or VOD, and subscription video-on-demand, or sVOD, all over the same network. We believe cable will be the access platform of choice in carrying out the full service vision of the broadband service providers. In spite of a challenging macroeconomic environment, cable has continued to be a steady source of demand for broadband equipment. If the economy improves, and acceptance of integrated services accelerates, we believe cable will be a strong driver of growth for broadband equipment providers focused on equipment to facilitate digital service delivery from the cable headend to a customer premise.

COM21 STRATEGY

Building upon the solutions that Com21 has pioneered to date for the cable data industry, we are focused on delivering system solutions that allow cable operators to realize the full potential of their digital networks. As we have demonstrated with our XB System which is comprised of the DOXcontrollerTM 1000XB cable modem termination system (CMTS), the NMAPS XB network management software, and the DOXport® 1110XB DOCSIS TM 1.1 - certified cable modem, as well as our ComUNITY Access® System, which comprised of the ComCONTROLLER® line of headends (over 2,000 shipped to date), ComPORT® modems (over 1.1 million units covering over a million subscribers worldwide), and network management and provisioning system or NMAPS, (over 400 copies installed, covering over a million subscribers worldwide), end- to-end product solutions are a key strength for Com21. Leveraging on this core competency, the following are some key elements of Com21's business strategy:

    Continue the roll out of our XB System to our customers with continued enhancement and evolution of the product line as part of the renewed focus on providing a complete solution to our customers. Our first DOCSIS CMTS product, the DOXcontroller 1000, was announced in 2002 and began revenue shipments in September 2002. Not only do we believe this CMTS is a performance leader, we believe it to be the first CMTS designed from the ground up as a DOCSIS 1.1 compliant CMTS, upgradable to a DOCSIS 2.0 compliant CMTS. In concert with the CMTS, Com21 also developed a network management platform to leverage the same user interface, and architecture of the existing NMAPS platform. Given the role of network management software in the selection of hardware equipment, Com21 will preserve continuity between ComUNITY and DOCSIS network management software. We believe this will continue to facilitate a smooth transition of Com21's ComUNITY customers to Com21's DOCSIS products.
    Concentrate our time on high margin system solutions, and de-emphasize our modem business. We intend to pursue system opportunities and offer modems only as part of an overall technology solution.
    Continue to service and protect the substantial installed base of ComUNITY Access System customers while working with them to migrate their technology to our XB System. We do not intend to expand our customer base for ATM products, rather service our existing customers while working with them in the transition toward our DOCSIS XB System solution.
    Continue development of the Digital Headend suite of digital video products that was launched during 2002. The Digital Headend suite facilitates the continuing transition of cable systems to digital service by enabling services at a price point significantly below previous technologies. Com21 is now focusing development on the system's first component, the GigaQAMTM video QAM synthesizer. GigaQAM is an ultra-dense, low-cost, multiple QAM-RF (Quadrature Amplitude Modulation-Radio Frequency) modulator with transport stream multiplexing, DVB-Simulcrypt conditional access encryption, and gigabit Ethernet inputs.

CURRENT YEAR DEVELOPMENTS

During 2002, Com21 introduced our XB System. The XB System consists of the CMTS, NMAPS XB (Network Management and Provisioning System), and DOXportTM family of modems. The XB System combines the DOXcontroller 1000XB CMTS with the recently enhanced Com21 NMAPS (Network Management and Provisioning System) capabilities including advanced TDMA support and superior performance for advanced symmetrical data rate applications. The XB System provides full support for both DOCSIS and Euro-DOCSIS environments, with digital receiver technology to deliver ingress noise cancellation and full spectrum analysis. The complete XB System began shipment during the third quarter of 2002.

In March 2002, Com21 cancelled all outstanding purchase orders with its two contract manufacturers. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors. These notes totaled approximately $22.5 million, bore interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. The approximate $9.7 million of materials held by the vendors will likely be of no future use to Com21. Accordingly, the materials with no future use were written off during the first quarter of 2002. Our provision for excess and obsolete inventory at December 31, 2002 contained provisions for the entire $9.7 million of materials held by the vendors. In addition to the notes, Com21 granted warrants to the vendors to purchase a total of 350,000 shares of common stock. At December 31, 2002, we had $11.5 million outstanding under the notes payable.

We are currently in default on both of the promissory notes, as we did not make scheduled payments. We are seeking to renegotiate the notes with both of the contract manufacturers and resolve the matter.

During the third quarter of 2002, Com21's board of directors adopted a stockholder rights plan pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of August 7, 2002. The rights plan was put in place to prevent a take-over without first negotiating with our board of directors.

During 2002, Com21 continued its restructuring programs to reduce operating expenses. These programs included workforce reductions and consolidation of facilities. As a result of the restructuring efforts, we recorded restructuring charges of $3.8 million for the year ended December 31, 2002.

Workforce Reduction - The restructuring programs resulted in the reduction of approximately 60 employees across all business functions and operating units.

Closure of Excess Facilities - In the second quarter 2002, Com21 exited portions of facilities in Delft, The Netherlands; and the Ireland development center in Cork, Ireland.

The programs noted above reduced recurring operating expenditures during 2002 while allowing us to focus our development efforts on our DOXcontroller™ XB System.

SEGMENT INFORMATION

For purposes of segment reporting, Com21 aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based on such criteria, there are three operating and reportable segments: DOCSIS Products, ATM Products, and Voice Products. The DOCSIS Products segment develops, manufactures, and markets DOCSIS cable modems, CMTS and network management software. The ATM Products segment develops, manufactures, and markets the proprietary cable modems, ATM headend equipment and network management software. The Voice Products segment, based primarily in Israel, developed, manufactured, and marketed voice over Internet cable modems, and was sold during 2001.

DOCSIS Segment - The DOCSIS based XB System consists of the DOXcontrollerTM 1000XB cable modem termination system (CMTS), the NMAPS XB network management software, and the DOXport® family of modems. The market and customers for the segment are similar to the market and customers for our ATM segment and are discussed in the "Markets" and "Customers" sections below.

The DOCSIS-based XB System consists of the following products:

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

The easy-to-use NMAPS 5.0 includes a standard command-line interface, plus the ability to remotely configure and monitor the DOXcontroller 1000 through a web browser. Full-featured, NMAPS 5.0 provides tiered services and virtual local area network, or VLAN support, as well as fault and performance management tools. The network management system's familiar interface provides a seamless transition for current ComUNITY Access System users, minimizing the need for training.

DOXport 1110XB and 1112XB. The DOXport 1110XB and DOXport 1112XB are DOCSIS 1.1 compliant cable modems that combine the cost-effective Broadcom 3345 chip with our leading edge firmware (DOXcore™) to be a fast and efficient solution for the DOCSIS market. The DOXport 1110XB received CableLabs' certified status for both DOCSIS 1.0 and DOCSIS 1.1 in July 2002.

Com21 currently has under development the following DOCSIS- based products:

DOXport 1110XB2 and DOXport 1112XB2. The DOXport 1110XB2 and DOXport 1112XB2 are being developed to be DOCSIS 1.1 and 2.0 compliant and EuroDOCSIS 1.1 and 2.0 compliant cable modems that utilize the cost-effective Broadcom 3348 chip. The DOXport 1110XB2 received CableLabs' certified status for DOCSIS 1.1 in December 2002. Com21 will also be offering Voice Over IP (VoIP) versions of both modems to support PacketCable's Media Gateway Control Protocol (MGCP) in 2003.

DOXswitch™ XB. The DOXswitch 1000XB boost system availability by allowing quick switchover of the RF fee network from a normal CMTS to a standby CMTS. Separate downstream and upstream signal paths are provided to allow operation in any data-over-cable environment, even those that use multiple upstream channels at the same frequency. The switch supports up to nine CMTSs - up to eight for normal operation plus an additional unit as a spare. Although designed to work with the DOXcontroller 1000XB, the switch can be used with other DOCSIS CMTSs.

DOXmonitor™ XB. This unit consists of individual monitors for each downstream signal to constantly validate the quality of received downstream signal. If the monitoring unit detects that the signal quality is impaired, it can alert the operator and initiate an automatic transfer of the RF paths to a standby CMTS if configured to do so by the operator.

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

ComPORT Cable Modems (CP1080). The ComPORT cable modem sends and receives data from the subscriber's site over coaxial cable, cost- effectively providing high-speed connectivity. The ComPORT modem uses an Ethernet interface and connects to the personal computer's Ethernet card or an Ethernet hub.

Network Management and Provisioning System. The Network Management and Provisioning System is a network management software package that facilitates subscriber provisioning, fault isolation, network configuration, field inventory, auto-discovery and system performance for the ComUNITY Access System. NMAPS provides for remote monitoring, remote modem software upgrade, and has a graphical user interface.

Com21 currently has under development the following digital video products:

Digital Headend suite of digital video products. Com21 has begun the development of the Digital Headend suite of digital video products. The Digital Headend suite facilitates the continuing transition of cable systems to digital service by enabling services at a price point significantly below previous technologies. Com21 is now readying the system's first component, the GigaQAM(™) video QAM synthesizer, in a design strengthened by functional and architectural feedback from cable operators in North America, Europe and Asia. GigaQAM is an ultra-dense, low-cost, multiple QAM-RF (Quadrature Amplitude Modulation-Radio Frequency) modulator with transport stream multiplexing, DVB-Simulcrypt conditional access encryption, and gigabit Ethernet inputs.

CUSTOMERS

In North America, we generally sell directly to cable operators. Internationally, we sell primarily to system integrators, who in turn sell to cable operators. In 2000, 2001 and 2002 revenues attributable to international customers constituted 67%, 77% and 68%, respectively.

The top ten percent customers in 2000, 2001 and 2002 are as follow: in 2000, revenues attributable to Siemens, Telindus, and Comcast Communications accounted for 12%, 11%, and 10% respectively. In 2001, revenues attributable to Telindus and Comcast Communications accounted for 25% and 10% of net revenues, respectively. In 2002, revenues attributable to Telindus, Adelphia Communication and Siemens accounted for 23%, 12% and 11% of net revenues, respectively.

MARKETS

Com21's products enable cable operators to serve three primary end-user markets, each of which has varying speed, service and pricing requirements.

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

Com21 outsources the entire production of our DOXcontroller XB CMTS to a contract manufacturer in the United Kingdom. Com21 supplies the contract manufacturer with all raw materials necessary to build the DOXcontroller XB CMTS.

Com21 outsources turnkey manufacturing of our cable modems to contract manufacturers with facilities in Mexico and Taiwan. With these contract manufacturers, we have developed and implemented a series of product test methodologies, quality standards, and process control parameters. We believe that employing turnkey manufacturers enables us to meet anticipated manufacturing needs and reduces the cost of product procurement.

We believe our current manufacturing capabilities can accommodate our requirements through the end of 2003. Warranty and repair support is performed at third party repair facilities in Europe and on site at Com21's facility in the United States. Com21 received ISO 9001 certification in December 1998 and continues to maintain its certification.

MARKETING AND SALES

Marketing. Domestically, we have targeted our marketing efforts primarily at cable operators. We seek to work with local cable operators to promote Com21's products and accelerate cable modem service penetration. Internationally, we have focused our marketing efforts on supporting our systems integration partners' marketing programs.

Sales. As of December 31, 2002, we have a sales force of 18 people located in Europe, Asia, Latin America and the United States. Currently, Com21 sells its products in North America primarily through direct sales to cable operators. Overseas, we sell our products primarily to systems integrators, who resell our products to cable operators. Com21's three largest systems integrators are France Telecom, Telindus and Siemens, all of whom have a strong presence in many international markets. Our systems integrators have established customer bases and relationships with cable operators. These relationships allow us to market within each region by selling locally into their respective markets, and the local presence of the systems integrators bridges cultural and communication gaps.

RESEARCH AND DEVELOPMENT

We have focused our research and development efforts to prioritize initiatives around high-growth areas of the business and with a focus on profit contribution. We rely on our research and development programs for the development of new products and improvement of existing products in line with our goal of maximizing profit contribution.

Our research and development expenditures were $46.9 million in 2000, $22.6 million in 2001, and $11.2 million in 2002. Research and development expenses primarily consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development of our products and technology. As of December 31, 2002, Com21 had a team of 53 engineers with expertise in digital electronics design, encryption, radio frequency modulation and demodulation, networking, embedded software, and network management. The engineers are located in development centers in Milpitas, California and Cork, Ireland.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We believe that successful long-term relationships with our customers require a service organization committed to customer satisfaction. As of December 31, 2002, Com21 had 9 technical support employees.

In North America, Com21 provides direct support by telephone and at the customers' locations. Com21 has the ability to supply support 24 hours a day, seven days a week. Internationally, systems integrators provide first level support, and Com21 provides second level support. Com21 maintains a customer call tracking system that captures and monitors service activities.

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

BACKLOG

Our backlog on February 28, 2003 was approximately $1.5 million compared with an approximate backlog of $7.6 million at February 28, 2002. We only include in our backlog orders that have been confirmed with a purchase order for products to be shipped to customers with approved credit status. Because delivery schedules are always subject to change, and orders are subject to being cancelled, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

INTELLECTUAL PROPERTY

Com21 relies on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. Com21 currently has sixteen issued U.S. patents and several pending patent applications.

EMPLOYEES

As of December 31, 2002, Com21 had 113 full-time employees. Of the total number of employees, 53 were in research and development, 12 in marketing and technical support, 11 in operations, 18 in sales, and 19 in administration. Com21's employees are not represented by any collective bargaining agreement with respect to their employment by Com21, and Com21 has never experienced an organized work stoppage. Com21 has a continuing payment of salary agreement for certain employee and two executives of the company in the event of change in control.

WEBSITE

Com21's website address is http://www.com21.com. Com21 makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

RISK FACTORS

We wish to caution the reader that the following important business risks and factors, and those business risks and factors described elsewhere in this report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

Com21 may be unable to obtain additional capital needed to operate our business.

Cumulative operating losses, current negative cash flows, defaults with respect to our debt obligations and our current balance of unrestricted cash and short term investments create substantial doubt about Com21's ability to continue as a going concern. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating alternative forms of financing. These alternatives may include the sale of equity, sale of debt instruments, and the divestiture of certain business assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure. As of December 31, 2002, our cash, cash equivalents and short- term investments were $4.5 million. As of February 28, 2003, Com21's unrestricted cash and short-term investments totaled $4.1 million, a decrease of $0.4 million over the first two months of 2003. If we are unable to secure additional financing, we anticipate that our cash will continue to decrease at a pace similar to that of the first two months of 2003, and as such we do not expect to be able to meet our obligations throughout the entirety of 2003.

At December 31, 2002, we had an accumulated deficit of approximately $279.4 million. If we do not increase revenues, improve gross margins, and reduce operating expenses, we may also incur net losses during future quarters. Because of a decline in our revenues in the fourth quarter of 2000, we introduced measures to reduce operating expenses that resulted in restructuring charges of $69.3 million in the year ended December 31, 2001. In 2002, we had additional work force reductions and consolidated additional excess facilities resulting in restructuring charges of $3.8 million. Any subsequent actions may result in additional workforce reductions, restructuring charges, discontinuation of product lines, and provisions for impairment of long-lived assets, which could harm our financial position, results of operations and stock price.

We are currently in default of our debt obligations and our lenders have the right to demand accelerated payment of borrowings.

We were delisted from the Nasdaq SmallCap Market, which may affect the trading price of our common stock.

As of February 21, 2003, our common stock trades on the Over the Counter Bulletin Board. This is generally considered a less efficient market, and our stock price, as well as the liquidity of our common stock, may be adversely affected as a result.

         We may not be able to continue to maintain the trading of our stock on the OTC Bulletin Board, which in 2003 will implement listing standards and an application approval requirement to transition to the new Bulletin Board Exchange (BBX) trading system. The BBX trading system will also require listing fees. Even if our stock continues to be traded on the OTC Bulletin Board or the BBX, many stocks traded on the OTC Bulletin Board have experienced extreme price and trading volume fluctuations. These fluctuations are often unrelated or disproportionate to the operating performance of individual companies. Our stock price may be materially affected by such fluctuations, regardless of our operating results. Additionally, many common stocks traded on the OTC Bulletin Board are thinly traded, such as our common stock, which would make it difficult to sell our stock. If we are not eligible to list our common stock for trading on the BBX, our stock will then be traded on the Pink Sheets, which would likely make our stock more difficult to trade and subject to greater price volatility than if it were traded on the OTC Bulletin Board.

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

Revenues for any future quarter are difficult to predict. Delays in the product distribution schedule of one or more of our cable operator customers would likely reduce our operating results for a particular period. Concerns by our customers over our financial position may cause our customer not to purchase products from us.

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
    cable operators' financial stability; and
    delays in obtaining regulatory approvals necessary to sell our products.

Com21's gross margin in one or more future periods is likely to fluctuate significantly and may cause operating results to fall below the expectations of analysts and investors.

Our operating results are impacted significantly by our ability to improve and sustain gross margins. The factors which impact gross margins and cause them to fluctuate from quarter to quarter include:

    volume sales of our XB System which have a higher margin than our modem products;
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

Fluctuation in our stock price could impact our relationships with existing customers and discourage potential customers from doing business with us.

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

    the contract manufacturer may not provide sufficient payment terms and /or may lower available credit limits;
    failure of our contract manufacturer to meet delivery schedules;
    the contract manufacturer may not build products which meet our quality standards;
    the contract manufacturer may produce less than satisfactory manufacturing yields and costs;
    the contract manufacturer may not be able to build product in sufficient quantity to meet our demand;
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

A relatively small number of customers have accounted for a large part of our revenues, and we expect that this trend will continue. For the year ended 2002, our top five customers accounted for 56% of total revenues. We expect that our largest customers in the future could be different from our largest customers today due to a variety of factors, including customers' distribution schedules and budget considerations. Additionally, some of our systems integrators could develop and manufacture products that compete with our products and choose not to distribute our products. Because a limited number of companies account for a majority of our prospective customers, our future success will depend upon our ability to establish and maintain relationships with these companies. We may not be able to retain our current accounts or to obtain additional accounts. Both in the U.S. and internationally, a substantial majority of households passed by cable access are served by a relatively small number of cable operators. The loss of one or more of our customers or our inability to successfully develop relationships with other significant cable operators could cause our business to suffer.

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

Our customers have increasingly been requiring us to ship product upon ordering instead of submitting purchase orders in advance of expected shipment dates. This practice requires us to keep inventory on hand for immediate shipment. Any significant cancellations or deferrals could adversely affect our business by slowing our growth and decreasing our revenues. Additionally, cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins and restrict our ability to fund our operations. In particular, increases in inventory could cause a harmful effect on operations if this inventory is not used or becomes obsolete. This risk could result in inventory write-offs in any given period.

We may be subject to product returns and product liability claims due to defects in our products.

Our products are complex and may contain undetected defects, errors, design deficiencies, or may have been manufactured incorrectly. Our products have contained errors in the past and may contain errors in the future. Defects, errors, or failures in our products could result in delayed shipments, returned products, and loss or delay of market acceptance of our products. We could incur costs or losses in excess of accrued warranty amounts. Although we have not experienced any product liability claims, due to the highly technical nature of our products, such a risk exists. A successful product liability claim brought against us could impair our business, operating results, and financial condition by forcing us to use cash and personnel resources. This would limit our ability to grow the company and would decrease our revenues.

Com21 may not be successful in attracting and retaining key personnel and management.

Our success has always depended on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. In spite of the economic slowdown, competition for these personnel is intense, especially in the Silicon Valley area of Northern California. We must retain and attract high caliber personnel. Competitors and others have in the past and may in the future attempt to recruit Com21's employees. We do not have employment contracts with any of our key personnel with exception to a continuing payment of salary agreement for certain employee and two executives of the company in the event of change in control. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. We do not maintain key person life insurance on key personnel. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult to meet key objectives, such as timely product introductions.

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

The DOCSIS and Euro DOCSIS standard have achieved substantial market acceptance. Cable Television Laboratories, or CableLabs, performs certification for both the DOCSIS and Euro DOCSIS standard. The DOCSIS standards are evolving standards and become more complex and more difficult to comply with as they evolve. As we continue to enhance and develop our DOCSIS and Euro DOCSIS products to meet the evolving standards, we may incur additional costs. Additionally, we cannot assure you that enhancements or new DOCSIS products will be certified. Even if these products are certified, we cannot assure you that they will be accepted by the market. The development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. If any of these new technologies or standards achieve widespread market acceptance, any failure by us to develop new products or enhancements, or to address these new technologies or standards, could harm our business.

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

For the year ended December 31, 2002, international sales accounted for 68% of revenues. We intend to enter new international markets, and we expect that a significant portion of our sales will continue to be in international markets. Because we sell primarily through systems integrators, a successful expansion of our international operations and sales may require us to develop relationships with new international systems integrators and distributors. If we are unable to identify, attract or retain suitable international systems integrators or distributors, we may not be able to successfully expand our international operations. Additionally, international operations involve a number of risks not typically present in domestic operations, including:

    changes in regulatory requirements;
    the possibility of difficult accounts receivable collections;
    costs and risks of distributing systems in other countries;
    licenses, tariffs and other trade barriers;
    political and economic instability;
    difficulties in staffing and managing international operations;
    potentially adverse tax consequences;
    difficulties in obtaining governmental approvals for products;
    the burden of complying with a wide variety of complex international laws and treaties;
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Com21's common stock is traded on the Over the Counter Market under the symbol "CMTO.OB". There are 282 holders of record as of February 28, 2003.

The following table sets forth the high and low bid quotations of the Company's common stock for the periods indicated as reported by The Nasdaq National Market or NASD electronic bulletin board. Prices shown in the table represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

2002	High	Low
First quarter	$1.55	$0.85
Second quarter	$1.30	$0.41
Third quarter	$0.44	$0.13
Fourth quarter	$0.51	$0.12

2001	High	Low
First quarter	$8.75	$1.91
Second quarter	$3.05	$1.09
Third quarter	$2.05	$0.39
Fourth quarter	$1.95	$0.40

Com21 has never declared or paid any cash dividends on its common stock, and we do not intend to declare or pay dividends in the near future.

On February 21, 2003, Com21's securities were delisted from the Nasdaq SmallCap Market and we are now trading on the Over the Counter Bulletin Board.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

The following information was compiled from the audited consolidated financial statements of Com21, Inc. and its subsidiary. The consolidated financial statements and related notes and discussions for the year ended December 31, 2002 (pages 31 through 56), should be read to obtain a better understanding of this information. The historical results are not necessarily indicative of the operating results to be expected in the future (amounts in thousands, except per share data):

                                                       Years Ended December 31,
                                         -----------------------------------------------------
                                           1998       1999       2000       2001       2002
                                         ---------  ---------  ---------  ---------  ---------
Consolidated Statement of
  Operations Data:
Net revenues........................... $  48,114  $  95,743  $ 193,983  $ 122,761  $  56,228
Cost of net revenues...................    29,573     60,918    151,319    116,826     58,221
                                         ---------  ---------  ---------  ---------  ---------
  Gross profit.........................    18,541     34,825     42,664      5,935     (1,993)
                                         ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.............    19,936     29,821     46,932     22,582     11,248
  Sales and marketing..................    10,273     16,250     29,064     18,926      7,694
  General and administrative...........     3,871      4,120     10,884     13,366      7,335
  Restructuring charges................        --         --         --     69,320      3,775
  Write off of fixed assets............        --         --         --      1,416         --
  Amortization of intangible assets....        --         --      5,176      4,988         --
  Impairment loss on goodwill..........        --         --         --         --      3,570
  Stock-based compensation.............        --         --      1,812      1,567         40
  In-process research and
     development.......................        --         --      8,823         --         --
                                         ---------  ---------  ---------  ---------  ---------
    Total operating expenses...........    34,080     50,191    102,691    132,165     33,662
                                         ---------  ---------  ---------  ---------  ---------
Loss from operations...................   (15,539)   (15,366)   (60,027)  (126,230)   (35,655)
Total other income (expense), net......     2,190      5,104      3,993         (3)    (2,282)
                                         ---------  ---------  ---------  ---------  ---------
Loss before income taxes...............   (13,349)   (10,262)   (56,034)  (126,233)   (37,937)
Income taxes...........................        14         55         22         19        186
                                         ---------  ---------  ---------  ---------  ---------
    Net loss........................... $ (13,363) $ (10,317) $ (56,056) $(126,252) $ (38,123)
                                         =========  =========  =========  =========  =========

Net loss per share, basic
  and diluted.......................... $   (1.10) $   (0.49) $   (2.42) $   (4.67) $   (1.35)
                                         =========  =========  =========  =========  =========
Shares used in computation,
  basic and diluted....................    12,150     20,932     23,123     27,031     28,290
                                         =========  =========  =========  =========  =========

                                                              December 31,
                                         -----------------------------------------------------
                                           1998       1999       2000       2001       2002
                                         ---------  ---------  ---------  ---------  ---------
Consolidated Balance Sheet Data:

  cash and short-term investments...... $  65,744  $ 106,023  $  45,914  $  29,735  $   4,918
Working capital........................    68,084    112,233     63,483     21,524     (8,475)
Total assets...........................    82,948    141,166    214,365     84,975     23,559
Long-term debt obligations.............       936        345          9        198         36
Total stockholders' equity (deficiency) $  73,366  $ 120,078  $ 142,638  $  31,206  $  (6,413)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Com21's consolidated financial statements and notes to consolidated financial statements. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward- looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading global supplier of system solutions for the broadband access market. Our products enable domestic and international cable operators to provide high-speed, cost-effective Internet access, reduce operating costs, and maximize revenues opportunities in a variety of subscriber markets - including residential, corporate telecommuters, and small businesses. We develop, manufacture and sell headend equipment, subscriber cable modems, and network management software, all designed to support Asynchronous Transfer Mode, or ATM, Data Over Cable System Interface Specification, or DOCSIS, Euro-DOCSIS industry standards. In the North American market, we primarily sell directly to cable operators and systems integrators. Internationally, we sell primarily to systems integrators, who in turn sell to cable operators.

Cumulative operating losses, negative working capital, current negative cash flows, shareholders' deficiency, defaults with respect to our debt obligations and our current balance of unrestricted cash and short term investments create substantial doubt about Com21's ability to continue as a going concern. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating alternative forms of financing. These alternatives may include the sale of equity, sale of debt instruments, and the divestiture of certain business assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure. As of December 31, 2002, our cash, cash equivalents and short-term investments were $4.5 million. As of February 28, 2003, Com21's unrestricted cash and short-term investments totaled $4.1 million, a decrease of $0.4 million over the first two months of 2003. If we are unable to secure additional financing, we anticipate that our cash will continue to decrease at a pace similar to that of the first two months of 2003, and as such we do not expect to be able to meet our obligations throughout the entirety of 2003.

As of February 21, 2003, we were delisted from the Nasdaq SmallCap Market. Currently, our common stock trades on the Over the Counter Bulletin Board.

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

Com21's investment in a privately held company is stated at the lower of cost or fair value. Our investment in a publicly held company is stated at fair value based on Nasdaq's quoted market prices. Investments are classified as available-for-sale based on the intended use. Gains and losses on sales of investments are determined on a specific identification basis. We perform periodic reviews of their investments for impairment. Investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such decline is not considered temporary. Investments in privately held companies are considered impaired when a review of the investee's operations and other indicators indicate that the carrying value of the investment is not likely to be recoverable. Such indicators used to evaluate impairment include, but are not limited to, capital resources, prospects of receiving additional financing, and prospects for liquidity of the related securities. If our estimates of fair value change in the future, we may be required to record additional impairment charges.

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

In March 2002, Com21 cancelled all outstanding purchase orders with its two contract manufacturers. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors. These notes totaled approximately $22.5 million, bore interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. The approximate $9.7 million of materials held by the vendors will likely be of no future use to. Accordingly, the materials with no future use were written off during the first quarter of 2002. Our provision for excess and obsolete inventory at December 31, 2002 contained provisions for the entire $9.7 million of materials held by the vendors. In addition to the notes, Com21 granted warrants to the vendors to purchase a total of 350,000 shares of common stock.

In March 2002, Com21 also signed a letter agreement with our major chip supplier to cancel the purchase order of $10.4 million in exchange for an exclusive relationship on certain components over a two-year period with no specified volume commitment.

In calculating the restructuring charge related to our facilities consolidation, certain estimates were used for items such as, sublease terms upon the negotiation of future subleases, broker commissions, tenant improvements and facility maintenance costs. In developing our estimates, we obtained information from third party leasing agents to calculate anticipated third party sublease income and the vacancy period prior to finding a sub lessee. In calculating the undiscounted value of ongoing lease commitments for unused facilities, we considered ongoing facilities needs and the sublease rate. Market conditions will affect our ability to sublease facilities on terms consistent with our estimates. Management re-evaluates these estimates quarterly, based on the availability of more recent information and makes adjustments to the facilities charges accordingly. Our ability to sublease facilities ahead of schedule or the negotiation of lease terms resulting in higher or lower sublease income than estimated will affect our accrual and the related restructuring charge. Difference between estimates of related broker commissions, tenant improvements and facility maintenance costs may increase or decrease the accrual upon final negotiation. The restructuring accrual for closure of excess facilities at December 31, 2002 was $5.8 million, which is comprised of $8.4 million of future rent obligations offset by $2.6 million of estimated future sublease income, net of costs.

Results of Operations

Net Revenues. Net revenues in 2002 decreased by 54.2% to $56.2 million as compared to $122.8 million in 2001. Unit sales of all our cable modem products decreased 24.6% from 2001, and unit sales of our headend products decreased 60.6% from 2001. We believe the decrease in revenues is due to a continued economic slowdown that has affected and, in general, continues to affect our customers. Cable modem sales accounted for 86.9% of net revenues in 2002, as compared to 83.9% of net revenues in 2001.

The decrease in revenues is due in part to a decline in our DOCSIS modem business. Net DOCSIS related revenues in 2002 decreased by 44.8% to $24.0 million as compared to $43.4 million in 2001. We experienced a small decrease in the number of DOCSIS modems sold but a substantial decrease in the average selling price of these units. The average selling price of DOCSIS modems declined due to planned price reductions to meet pricing pressures from our competitors. This decrease in DOCSIS modem revenue was partially offset by the sales of our DOCSIS XB System which began shipping in the third quarter of 2002. We anticipate a continued decrease in revenue associated with our DOCSIS modems, due to continued pricing pressure, and as we intend to focus on sales of our higher margin XB System while de-emphasizing our DOCSIS modem business. We intend to aggressively pursue DOCSIS system opportunities and offer modems only as part of an overall technology solution.

The decrease in revenues is also due in part to a decline in our ATM business. Net ATM related revenues in 2002 decreased by 59.0% to $32.3 million as compared to $78.7 million in 2001, as we experienced a substantial decrease in the units and average selling prices of both ATM modems and ATM headends sold. We anticipate this trend to continue in 2003 as we do not intend to extend our customer base for ATM products, rather service our existing customers while working with them in their transition toward our DOCSIS XB System solution.

Overall, we anticipate that cable operators will remain cautious in light of the current economic conditions, with expenditures for cable networking equipment increasing slowly throughout the year. We also anticipate the continued pricing pressure as well as declines in the average selling price of our cable modems and headend equipment during 2003 due to competitive pricing pressures and the number of suppliers competing for market share.

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

We anticipate cable operators will remain cautious in light of the current economic conditions, with expenditures for cable networking equipment increasing slowly throughout the year. We also anticipate continued pricing pressure on our cable modems and headend equipment, and declines in the average selling price of our DOCSIS cable modems and headend equipment during 2003 due to competitive pricing pressures and the number of suppliers competing for market share.

Gross Margins. Gross margins decreased to a negative 3.5% in 2002 from a positive 4.8% in 2001. The decrease in margins is primarily due to the following factors:

Gross margins for DOCSIS related products increased from a negative 14% in 2001 to a negative 5% in 2002. During 2002, Com21 began shipment of its cost reduced DP1110XB DOCSIS modem. The decrease in costs of the DP1110XB more than offset the continued reduction in average selling prices experienced from 2001 to 2002. In addition, Com21 began shipping its higher margin XB System that comprises a headend (DOXcontroller 1000) and our newly expanded version of our network management software, NMAPS 5.0. We anticipate that DOCSIS related gross margin would continue to improve as we focus on sales of our higher margin XB System while de-emphasizing our DOCSIS modem business.

Gross margins for ATM related products increased from 25.7% in 2001 to 37.4% in 2002. During 2002, Com21 began shipment of its cost reduced ATM modems, the CP1080. The decrease in costs of the CP1080 modems more than offset the continued reduction in average selling prices experienced from 2001 to 2002. Product mix within the ATM segment between ATM modems and ATM headends remained relatively stable between 2001 and 2002. We anticipate moderate declines in ATM margins during 2003 as product mix shifts towards ATM modems that have a lower margin than the ATM headends.

The improvements in gross margins of the DOCSIS and ATM segments were more than offset by the following factors:
  Cancellation of all outstanding purchase orders with two of our former contract manufacturers in March 2002. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors. At March 2002, these notes totaled approximately $22.5 million, bore interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. At December 31, 2002, we determined that the entire materials held by the vendors will likely be of no future use to Com21 because these materials relate to our older version of modems which we no longer sale, and that we could not find any buyer for the parts. Accordingly, all materials held at these vendors of $9.7 million were written off. In addition to the notes, Com21 granted warrants to the vendors to purchase a total of 350,000 shares of common stock, which resulted in a charge of $219,000 to cost of revenues. We are currently in default on the promissory notes to both contract manufacturers, as scheduled payments in July were not made. Com21 is seeking to renegotiate the notes with the contract manufacturers and resolve the matter.

  Write-off of component and finished goods inventory related to certain discontinued ATM and DOCSIS modems of $ 3.2 million.

Overall, we believe margins will improve during 2003. As noted above, we intend to focus on sales of our higher margin XB System while de-emphasizing our DOCSIS modem business. We intend to aggressively pursue DOCSIS system opportunities while we support our existing ATM customers, working with them in their transition toward our XB System solution.

Gross margins decreased to 4.8% in 2001 from 22.0% in 2000. The decrease in margins was due primarily to the shift in product mix to include higher unit volumes of the lower priced DOCSIS modems. DOCSIS cable modem shipments increased from 49.8% of total Com21 modem shipments in 2000 to 55.3% of total Com21 modems shipped in 2001. The decreased in gross margin also due to the carrying charges resulted from excess inventory at our contract manufacturers, write off of our obsolete component and finished goods inventory and amortization of intangible assets as a result of the GADline acquisition.

Research and Development. Research and development expenses consist primarily of personnel costs, as well as prototype material expenditures and equipment and supplies required to develop and to enhance our products. Research and development expenses decreased 50.2% to $11.2 million in 2001 from $22.6 million in 2001. The decrease in research and development expenses is due to our efforts to reduce expenses through workforce reductions and consolidation of excess research and development facility. In 2003, we anticipate that research and development expenses will decline by $0.8 million to $1.0 million. The decline is likely to result from the 2002 personnel reductions as well as the continuing effort to reduce expenses and future work force reductions.

Research and development expenses decreased 51.9% to $22.6 million in 2001 from $46.9 million in 2000. The decrease in research and development expenses is due to our efforts to reduce expenses. These efforts involved workforce reductions, elimination of certain development programs, and closure and consolidation of research and development facilities, as we refocused our development efforts on key technology initiatives.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased 59.3% to $7.7 million in 2002 from $18.9 million in 2001. This decline is due to our efforts to reduce costs which involved workforce reductions and a decrease in spending on marketing programs. In 2003, we anticipate that sales and marketing expenses will decline by $1.5 million to $2.0 million. The decline is likely to result from the 2002 personnel reductions as well as the continuing effort to reduce expenses and future work force reductions.

Sales and marketing expenses decreased 34.9% to $18.9 million in 2001 from $29.1 million in 2000. This decline is due to our efforts to reduce costs which involved workforce reductions and a decrease in spending on marketing programs.

General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses decreased 45.1% to $7.3 million in 2002 from $13.4 million in 2001. This decrease is due to our efforts to reduce costs through workforce reductions and an overall decrease in spending. In 2003, we anticipate that sales and marketing expenses will decline by $1.5 million to $2.0 million. The decline is likely to result from the 2002 personnel reductions as well as the continuing effort to reduce expenses and future work force reductions.

General and administrative expenses increased 22.8% to $13.4 million in 2001 from $10.9 million in 2000. This increase is related to higher personnel related costs, increased rent, inclusion of expenses of our GADline acquisition, professional fees, and insurance costs.

Restructuring Charges. Restructuring charges of $69.3 millions and $3.8 millions resulted from actions in during 2001 and 2002, respectively, to reduce operating expenses. This included reductions in workforce, reorganization and closure of certain business functions, and consolidation of excess facilities.

Impairment and Amortization of Intangible Assets. Amortization of intangible assets relating to our July 2000 acquisitions of GADline and BitCom totaled an aggregate of $2.6 million for the first quarter of 2001. In connection with the 2001 restructuring activities, we sold GADline and closed down BitCom, which resulted in the impairment of all goodwill and acquired intangible assets except for the $3.6 million of goodwill associated with BitCom. During the second quarter of 2002, we reevaluated the goodwill due to indicators of impairment including substantial decreases in ATM related revenues and future projections. Com21 performed a valuation of the ATM reporting unit and allocated fair value to all of the assets and liabilities of that unit, including any unrecognized intangible assets. Based on this allocation, there was no excess fair value over the amounts assigned to the unit's assets and liabilities, and therefore no implied goodwill. As a result of this valuation, we wrote off the remaining goodwill of $3,570,000, associated with the ATM business unit, in the second quarter of 2002.

Stock-Based Compensation. Stock-based compensation resulted primarily from the amortization of deferred stock compensation generated from assumed unvested options and restricted stock in our July 2000 acquisitions of GADline and BitCom, the fair value of common stock issued to non-employees for services, and the issuance of additional shares related to meeting defined milestones in January 2001. Deferred stock compensation was amortized to expense over the vesting period of the individual options. During the second quarter of 2001, we sold GADline and closed BitCom, which resulted in the acceleration of all remaining deferred stock compensation for terminated employees. During 2002, Com21 issued common stock to non-employees for services which resulted in a charge of $40,000 to general and administrative expenses.

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

Total Other Income (Expense), Net. Total other income (expense), net increased to a $2.3 million expense in 2002 from $3,000 in expense in 2001. The increase was attributable to lower interest income on a declining cash and investments balance during 2001 and 2002, coupled with $1.0 million write down of an impaired investment and interest expense related to the notes payable entered into during the first quarter of 2002. The $1.0 million write down resulted from our periodic review of our investments for impairment. During our review in the first quarter of 2002, we noted that the company we invested in had its financial position severely weakened due to slow demand for its products during 2002. Additionally, our investment was illiquid as we had no ability to transfer or sell the shares without the companies approval and therefore, we have no way to receive partial value for our investment. As the company financial position was weak, and we can not extract value from the shares, we determined that the investment had an impairment of value that was other than temporary, and therefore, the investment was written off during the first quarter of 2002.

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

Liquidity and Capital Resources

At December 31, 2002, our cash, cash equivalents and short-term investments were $4.9 million, compared to $29.7 million at December 31, 2001. Included in the amounts at December 31, 2001 was a $10.0 million in restricted cash used for a stand-by letter of credit. The stand-by letter of credit was issued to our former contract manufacturer, Celestica. During July 2002, the letter of credit for $10.0 million was drawn by Celestica, reducing both the restricted cash and the related note payable by $10.0 million. Included in the cash amounts at December 31, 2002 is a $409,000 in restricted cash held in an escrow account to retain key employees.

Net cash used in operating activities was $6.8 million for the year ended 2002. Cash used in operating activities resulted from all of the following decreases to assets: a decrease in accounts receivable - trade of $8.2 million; a decrease in accounts receivable - other of $6.2 million; a decrease in inventory of $15.9 million; an increase accrued restructuring charges of $3.2 million. The inflow of cash was offset by a net loss of $38.1 million which included (non-cash charge of $8.9 million related to stock-based compensation, warrants issued to contract manufacturers, depreciation and amortization, non- cash restructuring charges, deferred rent, write off of impaired investment, goodwill, and loss on sale of assets); a decrease in accounts payable of $9.3 million; and a decrease in accrued compensation and related benefits of $869,000 and a decrease in other current liabilities of $1.1 million. The decrease in accounts receivable - trade related to the decrease in revenues for the year. The decrease in accounts receivable - other related primarily to the offset between accounts receivable and accounts payable between Com21 and our two former contract manufacturers. The decrease in inventory was due to utilization of existing inventory during the year, the write-off of components and finished goods on certain discontinued ATM modems, and the reserve for excess and obsolete inventory held by our two former contract manufacturers.

Net cash used in investing activities was $1.0 million in 2002. Cash used in investing activities was primarily attributable to the purchases of property and equipment.

Net cash used in financing activities was $7.4 million in 2002. Cash used in financing activities consisted primarily of the repayment on the line of credit and notes payable of $17.2 million and a decrease in restricted cash of $9.6 million.

Com21 entered into a borrowing agreement in December 2001 which consisted of a revolving line of credit for working capital purposes, and a $10.0 million letter of credit facility which can be utilized as security for a contract manufacturer. The revolving line of credit was cancelled by both parties in August 2002.

In March 2002, Com21 cancelled all outstanding purchase orders with two of our former contract manufacturers. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for excess component inventory materials held by the vendors. At March 2002, these notes totaled approximately $22.5 million, bore interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. Currently, Com21 is in default on the promissory notes to both contract manufacturers, as scheduled payments were not made. We are seeking to renegotiate the notes with the contract manufacturers. During July 2002, the letter of credit for $10.0 million was drawn by one of the contract manufacturers, reducing both the restricted cash and the related note payable by $10.0 million.

At December 31, 2001, we had cash, cash equivalents and short-term investments of $19.7 million compared to $25.2 million at December 31, 2000, a decrease of $5.5 million. The decrease is primarily a result of net cash used in operating activities of $18.0 million offset by cash provided by investing of $8.6 million and by cash provided by financing activities of $3.8 million.

Cumulative operating losses, negative working capital, current negative cash flows, shareholders' deficiency, defaults with respect to our debt obligations and our current balance of unrestricted cash and short term investments create substantial doubt about Com21's ability to continue as a going concern. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating alternative forms of financing. These alternatives may include the sale of equity, sale of debt instruments, and the divestiture of certain business assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure. As of December 31, 2002, our cash, cash equivalents and short-term investments were $4.5 million. As of February 28, 2003, Com21's unrestricted cash and short-term investments totaled $4.1 million, a decrease of $0.4 million over the first two months of 2003. If we are unable to secure additional financing, we anticipate that our cash will continue to decrease at a pace similar to that of the first two months of 2003, and as such we do not expect to be able to meet our obligations throughout the entirety of 2003.

The following table depicts our contractual obligations (net of sublease collections) as of December 31, 2002:

                                                     Contractual Obligations
                                      -------------------------------------------------
                                                                           Greater Than
                                        Total    1 - 3 Year   4 - 5 Year      5 Year
                                      ---------  ----------  ------------  ------------
                                                 (in thousands)

Notes Payable....................... $  11,504  $   11,504  $         --  $         --
Inventory Purchase Commitments......     2,692       2,692            --            --
Capital Lease Obligations...........       197         160            37            --
Operating Lease Obligations.........    11,034      10,111           346           577
                                      ---------  ----------  ------------  ------------
Total Contractual Cash Obligations.. $  25,427  $   24,467  $        383  $        577
                                      =========  ==========  ============  ============

Com21 subleases certain of its offices to third parties. If the subleasees fail to make the payments, Com21 would be liable for an additional $640,000 over the next four years.

New Accounting Standards

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

On January 1, 2002, Com21 adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets after their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather tested at least annually for impairment. In accordance with SFAS No. 142, Com21 ceased amortizing goodwill totaling $3.6 million as of the beginning of fiscal 2002.

During the second quarter of 2002, we reevaluated the goodwill due to indicators of impairment including substantial decreases in ATM related revenues and future projections. Com21 performed a valuation of the ATM reporting unit and allocated the fair value to all of the assets and liabilities of that unit, including any unrecognized intangible assets. Based on this allocation, there was no excess fair value over the amounts assigned to the unit's assets and liabilities, and therefore no implied goodwill. As a result of this valuation, we wrote off the remaining goodwill of $3.6 million, associated with the ATM business unit.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 will be effective for fiscal periods beginning after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and clarifies the accounting for such guarantees. We adopted the disclosure requirements of FIN No. 45 in the fourth quarter of fiscal 2002 (see Note 8 in the consolidated financial statements concerning the reserve for warranty costs). The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. We have not yet determined the impact, if any, of the adoption of FIN No. 45.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the related existing disclosure requirements. As more fully described in Notes 1 and 10, the Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We will adopt the disclosure provisions of SFAS No. 148 in the first quarter of fiscal year 2003. We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. Com21 maintains an investment portfolio of government and corporate debt obligations. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2002, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Com21 has fixed rate debt obligations of $196,000 at December 31, 2002 that have no interest rate risk. The fixed rates on such obligations ranged from 8% to 11% in 2002, and matures on various dates through 2004.

Market Price Risk. Com21 is also exposed to market price risk through investments in marketable equity securities held as available-for-sale investments. These investments are in publicly traded companies as well as private companies in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $543,000 decrease in the fair value of the investment in the marketable equity security as of December 31, 2002.

Foreign Currency Risk. To date, our international sales have been dominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to sales transactions. During 2002, we have sales in Euro; however, the U.S. dollars and the Euro dollars were of equivalent; therefore, it did not have a material impact on our consolidated financial positions or results of operation. The functional currency of our subsidiary in Ireland is the U.S. dollar; however, the local accounts are maintained in Irish pounds subjecting us to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial positions or results of operation.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Index To Consolidated Financial Statements
Page

Independent Auditors' Report......................................................................... .................................	31
Consolidated Balance Sheets as of December 31, 2001 and 2002..................................................	32
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2000, 2001 and 2002............................................................................	33
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 2001 and 2002............................................................................	34
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002............................................................................	35
Notes to Consolidated Financial Statements......................................................................	37

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Com21, Inc.:

We have audited the accompanying balance sheets of Com21, Inc. and its subsidiaries (the Company) as of December 31, 2001 and 2002, and the related statements of income, stockholders' equity (deficiency), and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Com21, Inc. and its subsidiaries as of December 31, 2001 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 15(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, negative working capital and negative cash flows raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No., 142, "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP

San Jose, California

January 21, 2003 (February 21, 2003 as to Note 17)

COM21, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

                                                                   December 31,
                                                               --------------------
                                                                 2001       2002
                                                               ---------  ---------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................. $  19,673  $   4,423
  Restricted cash............................................    10,025        409
  Short-term investments.....................................        37         86
  Accounts receivable:
     Trade (net of allowances of $2,383 and $586 in
      2001 and 2002, respectively)...........................    11,945      3,697
     Related parties.........................................        63         --
     Other...................................................    10,837        468
  Inventories................................................    18,335      8,274
  Prepaid expenses and other.................................       970        776
                                                               ---------  ---------
          Total current assets...............................    71,885     18,133
Long-term investments........................................     2,000      1,000
Property and equipment -- net................................     7,365      4,260
Intangibles assets -- net....................................     3,570         --
Other assets.................................................       155        166
                                                               ---------  ---------
          Total assets....................................... $  84,975  $  23,559
                                                               =========  =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable........................................... $  36,818  $   6,562
  Accrued compensation and related benefits..................     1,635        766
  Accrued restructuring charges..............................     2,211      5,238
  Other current liabilities..................................     3,519      2,377
  Current capital lease and debt obligations.................     6,178     11,665
                                                               ---------  ---------
          Total current liabilities..........................    50,361     26,608
Deferred rent................................................       239        171
Accrued restructuring charges................................     2,971      3,157
Capital lease and debt obligations...........................       198         36
                                                               ---------  ---------
          Total liabilities..................................    53,769     29,972
                                                               ---------  ---------
Commitments and contingencies (Note 9)
Stockholders' Equity(Deficiency):
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized and undesignated; none issued and
     outstanding.............................................        --         --
  Common stock, $0.001 par value; shares authorized:
     2000, 40,000,000; 2001, 160,000,000; shares issued and
     outstanding: 2001, 28,106,848; 2002, 28,394,371.........        28         28
  Additional paid-in capital.................................   272,502    272,957
  Accumulated deficit........................................  (241,324)  (279,447)
  Accumulated other comprehensive income.....................        --         49
                                                               ---------  ---------
          Total stockholders' equity (deficiency)............    31,206     (6,413)
                                                               ---------  ---------
          Total liabilities and stockholders' equity (deficie $  84,975  $  23,559
                                                               =========  =========

See Notes to Consolidated Financial Statements.

COM21, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

                                                                   Years Ended December 31,
                                                             ----------------------------------
                                                                2000        2001        2002
                                                             ----------  ----------  ----------

Net revenues ($2,122 and $42, in 2000 and  2001,
     respectively, from related parties)................... $  193,983  $  122,761  $   56,228

Cost of revenues ($1,588 and $58 in 2000 and 2001,
     respectively, for related parties)....................    149,804     109,960      45,301
Cost of change in contract manufacturers...................         --          --       9,674
Write off of discontinued product inventory................         --       5,602       3,246
Amortization of intangible assets..........................      1,515       1,264          --
                                                             ----------  ----------  ----------
     Total cost of revenues                                    151,319     116,826      58,221

Gross profit (loss)........................................     42,664       5,935      (1,993)
                                                             ----------  ----------  ----------
Operating expenses:
  Research and development.................................     46,932      22,582      11,248
  Sales and marketing......................................     29,064      18,926       7,694
  General and administrative...............................     10,884      13,366       7,335
  Restructuring charges....................................         --      69,320       3,775
  Write off of fixed assets................................         --       1,416          --
  Amortization of intangible assets........................      5,176       4,988          --
  Impairment loss on goodwill..............................         --          --       3,570
  Stock-based compensation *...............................      1,812       1,567          40
  In-process research and development......................      8,823          --          --
                                                             ----------  ----------  ----------
          Total operating expenses.........................    102,691     132,165      33,662
                                                             ----------  ----------  ----------
Loss from operations.......................................    (60,027)   (126,230)    (35,655)
                                                             ----------  ----------  ----------
Other income (expense):
  Interest income..........................................      4,825       1,765         191
  Interest expense.........................................        (74)       (867)     (1,272)
  Impairment loss on investment............................         --          --      (1,000)
  Other income (expense) -- net............................       (758)       (901)       (201)
                                                             ----------  ----------  ----------
          Total other income (expense), net................      3,993          (3)     (2,282)
                                                             ----------  ----------  ----------
Loss before income taxes...................................    (56,034)   (126,233)    (37,937)
Incomes taxes..............................................         22          19         186
                                                             ----------  ----------  ----------
Net loss...................................................    (56,056)   (126,252)    (38,123)
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on available-for-sale
     investments...........................................       (443)        279          49
                                                             ----------  ----------  ----------
Comprehensive loss......................................... $  (56,499) $ (125,973) $  (38,074)
                                                             ==========  ==========  ==========

Net loss per share, basic and diluted...................... $    (2.42) $    (4.67) $    (1.35)
                                                             ==========  ==========  ==========

Shares used in computation, basic and diluted..............     23,123      27,031      28,290
                                                             ==========  ==========  ==========

* Stock-based compensation:
  Research and development................................. $    1,453  $    1,437  $       --
  Sales and marketing......................................         25          29          --
  General and administrative...............................        334         101          40
                                                             ----------  ----------  ----------
Net loss................................................... $    1,812  $    1,567  $       40
                                                             ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

COM21, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                              Accumulated
                                                                                                Other        Total
                                                                       Deferred                Compre-       Stock-
                                         Common Stock      Additional   Stock-                 hensive      holders'
                                      -------------------   Paid-In    Compensa-  Accumulated   Income       Equity
                                        Shares     Amount   Capital      tion      Deficit      (Loss)    (Deficiency)
                                      -----------  ------  ----------  ---------  ----------  ----------  ------------
Balances, January 1, 2000............ 21,619,172  $   22  $  179,138  $    (230) $  (59,016) $      164  $    120,078
Exercise of stock options............    637,472       1       3,489         --          --          --         3,490
Sale of stock under employee
  stock purchase plan................     92,556      --         946         --          --          --           946
Repurchase of shares.................   (196,733)     --        (272)        --          --          --          (272)
Value of stock options
  issued in acquisitions.............         --      --       4,683         --          --          --         4,683
Issuance of common stock
  in acquisitions....................  2,281,750       2      67,340         --          --          --        67,342
Issuance of restricted stock.........    245,000      --       6,049     (6,049)         --          --            --
Deferred stock compensation..........         --      --       1,372     (1,372)         --          --            --
Issuance of stock options
  and warrants to
  nonemployees for services..........         --      --       1,058         --          --          --         1,058
Amortization of deferred
  stock compensation.................         --      --          --      1,812          --          --         1,812
Unrealized loss on
  available-for-sale investments.....         --      --          --         --          --        (443)         (443)
Net loss.............................         --      --          --         --     (56,056)         --       (56,056)
                                      -----------  ------  ----------  ---------  ----------  ----------  ------------
Balances, December 31, 2000.......... 24,679,217      25     263,803     (5,839)   (115,072)       (279)      142,638
Exercise of stock options............    387,347      --         229         --          --          --           229
Sale of stock under employee
  stock purchase plan................    295,998      --         386         --          --          --           386
Repurchase of shares.................       (440)     --          (1)        --          --          --            (1)
Issuance of common stock
  for acquisition milestones.........    244,726      --       1,333         --          --          --         1,333
Issuance of common stock in private
  equity financing (net of issuance
  costs of $780).....................  2,450,000       3       4,348         --          --          --         4,351
Issuance of warrants in private
  equity financing...................         --      --       2,513         --          --          --         2,513
Net reversal of deferred stock
  compensation from forfeitures......         --      --        (293)       293          --          --            --
Issuance of common stock
  to employees for services..........     50,000      --         127         --          --          --           127
Issuance of stock options to
  non-employees for services.........         --      --          57         --          --          --            57
Amortization of deferred
  stock compensation.................         --      --          --      5,546          --          --         5,546
Unrealized gain on
  available-for-sale investments.....         --      --          --         --          --         279           279
Net loss.............................         --      --          --         --    (126,252)         --      (126,252)
                                      -----------  ------  ----------  ---------  ----------  ----------  ------------
Balances, December 31, 2001.......... 28,106,848      28     272,502         --    (241,324)         --        31,206
Exercise of stock options............    116,986      --         115         --          --          --           115
Sale of stock under employee
  stock purchase plan................    170,537      --          81         --          --          --            81
Issuance of warrants to
   contract manufacturers............         --      --         219         --          --          --           219
Issuance of stock options to
  non-employees for services.........         --      --          40         --          --          --            40
Unrealized gain on
  available-for-sale investments.....         --      --          --         --          --          49            49
Net loss.............................         --      --          --         --     (38,123)         --       (38,123)
                                      -----------  ------  ----------  ---------  ----------  ----------  ------------
Balances, December 31, 2002.......... 28,394,371  $   28  $  272,957  $      --  $ (279,447) $       49  $     (6,413)
                                      ===========  ======  ==========  =========  ==========  ==========  ============

See Notes to Consolidated Financial Statements.

COM21, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                    Years Ended December 31,
                                                                              -------------------------------
                                                                                2000       2001       2002
                                                                              ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................................. $ (56,056) $(126,252) $ (38,123)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Stock-based compensation................................................     2,870      1,625         40
    Warrants issued to contract manufacturers...............................        --         --        219
    Depreciation and amortization...........................................    11,904     11,330      3,224
    In-process research and development.....................................     8,823         --         --
    Deferred rent...........................................................        67       (118)       (68)
    Gain on sales and maturities of investments.............................      (536)      (830)        --
    Write-off of impaired  investments......................................        --        769      1,000
    Write-off of impaired  goodwill adn purchased technology................        --     51,305      3,570
    Write-off of impaired asset.............................................     2,518      6,344        123
    Write-off of stock-based compensation...................................        --      4,368         --
    Loss on sale of assets..................................................        --         --        793
    Changes in operating assets and liabilities:
      Accounts receivable -- trade..........................................   (24,902)    27,495      8,248
      Accounts receivable -- related parties................................     4,172        549         63
      Accounts receivable -- other..........................................    (9,271)      (678)     6,168
      Inventories...........................................................   (24,599)    13,451     15,856
      Prepaid expenses and other............................................    (1,519)     2,165        194
      Other assets..........................................................    (2,165)       572        (11)
      Accounts payable......................................................    33,812    (10,406)    (9,332)
      Accrued compensation and related benefits.............................       715     (2,007)      (869)
      Accrued restructuring charges.........................................        --      5,182      3,213
      Other current liabilities.............................................    (1,129)    (2,903)    (1,142)
                                                                              ---------  ---------  ---------
        Net cash used in operating activities...............................   (55,296)   (18,039)    (6,834)
                                                                              ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................................   (11,911)    (1,087)    (1,035)
  Purchases of investments..................................................   (55,794)        --         --
  Proceeds from sales and maturities of investments.........................   133,875      9,730         --
  Purchase of companies, net of cash acquired...............................      (783)        --         --
                                                                              ---------  ---------  ---------
        Net cash provided by (used in) investing activities.................    65,387      8,643     (1,035)
                                                                              ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private equity financing, net...............................        --      6,864         --
  Proceeds from issuance of common stock....................................     4,436        615        196
  Repurchases of common stock...............................................      (272)        (1)        --
  Proceeds from issuance of debt obligations................................    10,000      6,000         --
  Repayments under debt obligations.........................................        --    (10,480)    (6,000)
  Repayments under capital lease obligations................................      (592)      (391)      (180)
  Repayments on debt obligations............................................    (3,675)        --    (11,013)
  Restricted cash (increase) decrease.......................................   (11,250)     1,225      9,616
                                                                              ---------  ---------  ---------
        Net cash provided by (used in) financing activities.................    (1,353)     3,832     (7,381)
                                                                              ---------  ---------  ---------
Net change in cash and cash equivalents.....................................     8,738     (5,564)   (15,250)
Cash and cash equivalents, beginning of year................................    16,499     25,237     19,673
                                                                              ---------  ---------  ---------
Cash and cash equivalents, end of year...................................... $  25,237  $  19,673  $   4,423
                                                                              =========  =========  =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property acquired under capital lease..................................... $      --  $     476  $      --
                                                                              =========  =========  =========

  Deferred stock compensation............................................... $   7,421  $    (293) $      --
                                                                              =========  =========  =========

  Unrealized gain (loss) on available-for-sale investments.................. $    (552) $    (279) $      49
                                                                              =========  =========  =========

  Common stock issued to acquire companies.................................. $  67,342  $      --  $      --
                                                                              =========  =========  =========

  Value of stock options issued in acquisitions............................. $   4,683  $      --  $      --
                                                                              =========  =========  =========

  Issuance of common stock for acquisition milestones....................... $      --  $   1,333  $      --
                                                                              =========  =========  =========

  Warrants to purchase common stock......................................... $      --  $      --  $     219
                                                                              =========  =========  =========

  Liabilities net of assets converted to notes payable (Note 6)............. $      --  $      --  $  22,518
                                                                              =========  =========  =========

  Letter of credit drawn by contract manufacturer reducing notes payable (No $      --  $      --  $  10,000
                                                                              =========  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes................................................ $      22  $      19  $     186
                                                                              =========  =========  =========
  Cash paid for interest.................................................... $     190  $     867  $     518
                                                                              =========  =========  =========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2000, 2001 and 2002

1. Business and Significant Accounting Policies

Business - Com21, Inc. (the Company or Com21) was incorporated in Delaware in June 1992. The Company is a global supplier of broadband access solutions. The Company develops and sells Data Over Cable System Interface Specification (DOCSIS), and headend equipment, subscriber cable modems and network management software to support the Asynchronous Transfer Mode (ATM). Such products enable domestic and international cable operators to provide high- speed, cost-effective Internet access to a variety of subscriber markets including corporate telecommuters, small businesses and private homes.

Cumulative operating losses, negative working capital, current negative cash flows, shareholders' deficiency, defaults with respect to our debt obligations and our current balance of unrestricted cash and short term investments create substantial doubt about Com21's ability to continue as a going concern. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating alternative forms of financing. These alternatives may include the sale of equity, sale of debt instruments, and the divestiture of certain business assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure. As of December 31, 2002, our cash, cash equivalents and short-term investments were $4.5 million. As of February 28, 2003, Com21's unrestricted cash and short-term investments totaled $4.1 million (unaudited), a decrease of $0.4 million over the first two months of 2003. If we are unable to secure additional financing, we anticipate that our cash will continue to decrease at a pace similar to that of the first two months of 2003, and as such we do not expect to be able to meet our obligations throughout the entirety of 2003.

Basis of Presentation - The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts in the accompanying audited condensed consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

Financial Statement Estimates -The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, reserves for sales returns, provisions for inventory to reflect the net realizable value, estimates of fair value for investments in publicly and privately held companies, estimates of remaining obligations on leased facilities, valuation allowances against deferred income taxes and accruals for product warranty and other liabilities. Actual results could differ from those estimates.

Cash Equivalents - The Company considers all highly liquid debt instruments with maturities at the date of purchase of three months or less to be cash equivalents.

Restricted Cash - As of December 31, 2001 and 2002, there was $25,000 cash held in a certificate of deposit for letters of credit used as security on purchases from a vendor, and $409,000 of cash held in an escrow to retain key employees.

Investments - Investment in privately held company is stated at fair value. Investment in publicly held company is stated at fair value based on Nasdaq's quoted market prices. Investments are classified as available-for-sale based on the Company's intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses, net of deferred taxes, are recorded as a component of stockholders' equity as accumulated other comprehensive income (loss). Gains and losses on sales of investments are determined on a specific identification basis.

The Company performs periodic reviews of their investments for impairment. Investments in publicly held companies are generally considered impaired when a decline in the fair market value of an investment, as measured by quoted market prices, is less than its carrying value and such decline is not considered temporary. Investments in privately held companies are considered impaired when a review of the investee's operations and other indicators indicate that the carrying value of the investment is not likely to be recoverable. Such indicators used to evaluate impairment include, but are not limited to, capital resources, prospects of receiving additional financing, and prospects for liquidity of the related securities. In 2001, the Company recorded a non-cash, other-than-temporary write down of $769,000 related to the impairment of one of its investments in a publicly traded company. In the first quarter of 2002, we recorded $1,000,000 related to the impairment of our investment in a privately held company as we judged the decline in the investment's value to be other than temporary.

Other Accounts Receivable - Other accounts receivable consists of receivables due from third party outsource manufacturers for the sale of component inventories used by the manufacturers in the production of the Company's product.

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

Intangible Assets - Intangibles assets are amortized on a straight-line basis over useful lives of three to five years.

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

Certain Significant Risks and Uncertainties - The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future consolidated financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers or key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; the Company's ability to obtain additional capital to support operations; and the Company's ability to attract and retain employees necessary to support its growth.

Since inception, the Company has incurred net losses and has an accumulated deficit of $279,447,000 at December 31, 2002. If profitability is not achieved in the near term, it could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

The Company's customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of the Company's net revenues and the Company expects that this trend will continue for the foreseeable future. For the years ended December 31, 2000, 2001 and 2002, the top five customers comprised 47%, 54% and 56%, respectively, of the Company's net revenues.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. The Company generates revenue from the sale of products and related services to its customers.

Product revenue is generated from the sale of broadband access equipment embedded with software that is essential to its functionality, and accordingly, the Company accounts for these transactions in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and Statement of Position (SOP) 97-2, Software Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement exists, delivery has occurred, risk of loss has passed, the price is fixed or determinable, and collectability is reasonably assured. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time product revenue is recognized.

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

In multiple element arrangements where there are undelivered elements at the time of product shipment, the relative fair value of the delivered product is recognized at the time of shipment and the relative fair value of the undelivered elements is deferred and recognized as the elements are delivered.

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

Stock-Based Compensation - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In December 2002, the Company adopted the disclosure requirements of SFAS No. 148 which requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using Accounting Principles Board Statement (APB) No. 25, Accounting for Stock Issued to Employees. We will adopt the disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003. We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

Foreign Currency - The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate as of the balance sheet date, nonmonetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Translation gains and losses, which are included in other income (expense) - net in the accompanying consolidated statements of operations and comprehensive loss, were not significant in 2001, and was a loss of $628,000 and $192,000 in 2000 and 2002, respectively.

Comprehensive Loss - In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total, the change in net assets during the period from nonowner sources in a consolidated statement of comprehensive loss which has been included with the consolidated statements of operations. Accumulated other comprehensive income in the accompanying consolidated balance sheets consists entirely of unrealized gains and losses on available-for-sale investments for all periods presented.

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

New Accounting Standards - In June, 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 had no effect on Com21's consolidated financial position, results of operations or cash flows.

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

During the second quarter of 2002, we reevaluated the goodwill due to indicators of impairment including substantial decreases in ATM related revenues and future projections. Com21 performed a valuation of the ATM reporting unit and allocated the fair value to all of the assets and liabilities of that unit, including any unrecognized intangible assets. Based on this allocation, there was no excess fair value over the amounts assigned to the unit's assets and liabilities, and therefore no implied goodwill. As a result of this valuation, we wrote off the remaining goodwill of $3,570,000, associated with the ATM business unit.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 will be effective for fiscal periods beginning after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and clarifies the accounting for such guarantees. We adopted the disclosure requirements of FIN No. 45 in the fourth quarter of fiscal 2002 (see Note 8 in the consolidated financial statements concerning the reserve for warranty costs). The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. We have not yet determined the impact, if any, of the adoption of FIN No. 45.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the related existing disclosure requirements. As more fully described in Notes 1 and 10, the Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We will adopt the disclosure provisions of SFAS No. 148 in the first quarter of fiscal year 2003. We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

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
                                                                     ==========

                                                     December 31, 2002
                                             ----------------------------------
                                                         Unrealized
                                             Amortized   Holding        Fair
                                                Cost     Gains         Value
                                             ----------  ----------  ----------
                                                     (in thousands)
Corporate equity securities................ $    1,037  $       49  $    1,086
                                             ==========  ==========  ==========
Reported as:
  Short-term  investments.......................................... $       86
  Long-term  investments...........................................      1,000
                                                                     ----------
          Total.................................................... $    1,086
                                                                     ==========

During 2002, the Company recorded $1,000,000 related to the impairment of our investment in a privately held company during our periodic review of our investments for impairment. During our review in the first quarter of 2002, we noted the company we invested in had its financial position severely weakened due to slow demand for its products during 2002. Additionally, our investment was not liquid as we had no ability to transfer or sell the shares without the companies approval and therefore we had no way to receive partial value for our investment. As the companies financial position was weak, and we had no way of extracting value from the shares, we judged that the investment had an impairment of value that was other than temporary and therefore the investment was written off during the first quarter of 2002.

3. Inventories

Inventories consist of:

                                                 December 31,
                                             ----------------------
                                                2001        2002
                                             ----------  ----------
                                                (in thousands)
Raw materials and sub-assemblies........... $    5,719  $    1,690
Work-in-process ...........................        909       1,502
Finished goods ............................     11,707       5,082
                                             ----------  ----------
                                            $   18,335  $    8,274
                                             ==========  ==========

4. Property and Equipment

Property and equipment consists of:

                                                             December 31,
                                                         ----------------------
                                                            2001        2002
                                                         ----------  ----------
                                                            (in thousands)
Equipment under capital lease..............             $      476  $      476
Computer equipment and software............                 12,445      12,373
Production equipment.......................                  7,768       7,554
Leasehold improvements.....................                  1,021         904
Furniture and fixtures.....................                  1,167       1,147
                                                         ----------  ----------
                                                            22,877      22,454
Accumulated depreciation and amortization..                (15,512)    (18,194)
                                                         ----------  ----------
          Total............................             $    7,365  $    4,260
                                                         ==========  ==========

Accumulated amortization on equipment under capital lease as of December 31, 2001 and 2002 was $161,000 and $306,000, respectively.

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

Unaudited Pro Forma Financial Results

The operating results of GADline and BitCom have been included in the accompanying consolidated statement of operations and comprehensive loss since their acquisition date. The following unaudited pro forma consolidated results of operations have been prepared assuming the acquisitions occurred at the beginning of December 31, 2000. The following unaudited pro forma financial information is not necessarily indicative of the actual results that would have occurred had the acquisitions been completed at the beginning of 2000, nor is it indicative of future operating results (in thousands except per share data):

Total revenues..................................             $  196,824
Net loss........................................             $  (59,384)
Net loss per share, basic and diluted...........             $    (2.44)
Shares used in computation, basic and diluted...                 24,346

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill, and deferred stock compensation associated with the acquisition. The $8,823,000 charge, in 2000, for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.

6. Goodwill and Other Intangible Assets

On January 1, 2002, Com21 adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, we ceased amortizing goodwill totaling $3,570,000 as of the beginning of fiscal 2002. The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect beginning of 2000:

                                                                      Years Ended December 31,
                                                         -------------------------------------
                                                            2000         2001         2002
                                                         -----------  -----------  -----------
                                                                      (in thousands except per

Net loss, as reported.................................. $   (56,056) $  (126,252) $   (38,123)
Add back amortization of:
     Goodwill..........................................       4,815        4,696           --
     Tradename and workforce in place previously
          classified as intangible asset...............         321          268           --
                                                         -----------  -----------  -----------
Net loss, as adjusted.................................. $   (50,920) $  (121,288) $   (38,123)
                                                         ===========  ===========  ===========

Net loss per share, basic and diluted, as reported..... $     (2.42) $     (4.67) $     (1.35)
Add back amortization of:
     Goodwill..........................................        0.21         0.17           --
     Tradename and workforce in place previously
          classified as intangible asset...............        0.01         0.01           --
                                                         -----------  -----------  -----------
Net loss per share, basic and diluted, as adjusted..... $     (2.20) $     (4.49) $     (1.35)
                                                         ===========  ===========  ===========

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

7. Debt Obligations

Debt obligations consist of:

                                                       December 31,
                                                  ----------------------
                                                     2001        2002
                                                  ----------  ----------
                                                      (in thousands)
Line of credit.................................. $    6,000  $       --
Notes payable...................................         --      11,504
                                                  ----------  ----------
Total........................................... $    6,000  $   11,504
                                                  ==========  ==========

Line of Credit - Com21 entered into a borrowing agreement in December 2001 which consisted of a revolving line of credit for working capital purposes, and a $10,000,000 letter of credit facility which can be utilized as security for a contract manufacturer. The letter of credit facility was drawn by one of the contract manufacturers in July 2002. The revolving line of credit was cancelled by both parties in August 2002.

Notes Payable - In March 2002, Com21 executed two promissory notes with its two contract manufacturers for all net accounts payable owed to the contract manufacturer and all excess materials purchased by the contract manufacturer for Com21's product. These notes totaled $22,518,000, bore interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. During July 2002, the letter of credit for $10,000,000 was drawn by one of the contract manufacturers, reducing both the restricted cash and the related note payable by $10,000,000. At December 31, 2002, Com21 had $11,504,000 outstanding under the notes, which is due in monthly installments though December 31, 2003 and May 30, 2004.

We are currently in default on both of the promissory notes, as we did not make scheduled payments. We are continuing to record an accrual for interest associated with the promissory notes as we are seeking to renegotiate the notes with the contract manufacturer and resolve the matter.

In connection with the above contract manufacturer agreements, we issued warrants to purchase a total of 350,000 shares of common stock at a weighted average price of $1.22 per share. The warrants are immediately exercisable and expire in March 2005. The fair value of these warrants in the amount of $219,000 was recognized as cost of revenues in the accompanying condensed consolidated statement of operations and comprehensive loss for the first quarter of 2002. Com21 determined the fair value of the warrants using the Black-Scholes option pricing model over the contractual terms of the warrants with the following weighted average assumptions: stock volatility, 75%; risk free interest rate, 3.89%; and no dividends during the contractual terms. None of the warrants have been exercised, and all remain outstanding at December 31, 2002.

8. Accrued Warranties

Com21 sells product under warranty. The warranty for modems are for five years, and for system related products are for one year. A summary of the accrued warranty, which is part of other currently liabilities, for the year ended December 31, 2002 is as follows (in thousands):

                                  Balance at                          Balance at
                                 December 31,                        December 31,
                                     2001      Provision  Utilized       2002

Accrued warranty............... $      1,223  $   1,973  $  (2,737) $        459
                                 ============  =========  =========  ============

9. Restructuring Charges

During 2001, Com21 announced a number of programs to reduce operating expenses. These programs were designed to prioritize Com21's initiatives around high-growth areas of the business, focus on profit contribution and reduce expenses and capital spending. These restructuring programs included workforce reductions, reorganization and closure of certain business functions and consolidation of excess facilities. As a result of the restructuring efforts, Com21 recorded restructuring charges totaling $69,320,000 and $3,775,000 for the year ended December 31, 2001 and 2002, respectively.

A summary of the accrued restructuring charges for the year ended December 31, 2001 and 2002 are as follows (in thousands):

                                                           2001                   Balance at
                                                       Restructuring             December 31,
                                                         Provision    Utilized       2001

Workforce reduction....................               $       1,212  $  (1,142) $          70
Closure of Maryland development center.                       4,704     (4,704)            --
Spin-off of voice system division......                      55,647    (55,647)            --
Exiting excess facilities..............                       7,757     (2,645)         5,112
                                                       -------------  ---------  -------------
     Total.............................               $      69,320  $ (64,138) $       5,182
                                                       =============  =========  =============

                                          Balance at                              Balance at
                                         December 31,                            December 31,
                                             2001        Provision    Utilized       2002

Workforce reduction.................... $         70  $         545  $    (580) $          35
Closure of excess facilities...........        5,112          3,480       (232)         8,360
                                         ------------  -------------  ---------  -------------
     Total............................. $      5,182  $       4,025  $    (812) $       8,395
                                         ============  =============  =========  =============

Workforce Reduction - The restructuring programs resulted in the reduction of approximately 143 and 60 employees, respectively, across all business functions and operating units, including employees of the wireless business unit, Maryland development center and corporate headquarters during 2001 and 2002. The remaining $35,000 accrual at December 31, 2002 related to severance and fringe benefits to be disbursed in the first quarter of 2003.

Closure of the Wireless Business Unit - In April 2001, Com21 ceased development in its wireless business unit to focus efforts on projects with shorter development cycles. All wireless employees were terminated and the facility located in Long Island, New York was closed in May 2001. The restructuring charges associated with this action are included within the "workforce reduction" and "exiting of excess facilities" in the table above.

Closure of the Maryland Development Center (formerly known as BitCom) - As Com21 consolidated its facilities and focused on reducing expenses, the development of ATM products was transferred from the Maryland development center to the facility in Cork, Ireland in April 2001. The Maryland development center was then closed and all employees terminated in May 2001. This closure resulted in a restructuring charge in 2001 of $4,704,000 resulting primarily from the acceleration of deferred stock compensation related to stock awards given to employees upon termination.

Spin-off of the Voice Systems Division (formerly known as GADline) - In June 2001, Com21 sold the voice systems division to the division's management team and recorded a restructuring charge of $55,647,000. Of the amount, $36,028,000 related to the impairment of goodwill, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill. The goodwill originated in 2000 in the GADline acquisition. The goodwill related primarily to voice technology still in development at the time of the acquisition. Com21 does not plan to continue to fund this technology, to develop alternative technology or to integrate any existing GADline voice technology in future products. As there would be no future benefit to Com21 from the GADline business, the remaining net book value of $36,028,000 of goodwill was written off at the time of the sale.

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

The remaining $4,894,000 of the charge associated with the sale of the voice systems division includes a cash payment to the buyers of $1,570,000, which was paid at the time of separation and disposal of net intangible assets. In 2001, the Company determined that a note receivable from GADline of $250,000 was not collectible; therefore, the amount was written off and charged to restructuring expense. During 2002, the Company received a payment for the note which was recorded as an offset to restructuring expense.

Exiting of Excess Facilities - In connection with the restructure actions, the Company exited the wireless business unit facility in Long Island, New York; the Maryland development center in Germantown, Maryland; and a building in Milpitas, California in the second quarter of 2001. Com21 recorded a charge of $7,757,000 related primarily to the net rental expense on non- cancelable leases, the write-off of fixed assets and leasehold improvements associated with the exit activity. Amounts accrued in association to non- cancelable leases relate only to the items that the Company believes it will be obligated to pay but does not include amounts for related late payment charges. The Company believes it will be obligated to pay but does not include amounts for related late payment charges. As a result of changing real estate market conditions in California, Com21 revised the assumptions related to the timeframe to sublease the Milpitas building, resulting in an additional provision of $3,115,000 in 2002 which was offset by a $135,000 reversal of the accrual for the Long Island facility resulting from entering into a sublease agreement with a third party.

In the first quarter of 2002, Com21 identified excess facility spaces in The Netherlands and the Ireland offices and made the excess capacity available for sublease. As a result, Com21 recorded an additional charge of $374,000 related primarily to the net rental expense on non-cancelable leases and the write-off of leasehold improvements associated with the buildings. As a result of changing real estate market conditions, Com21 revised the assumptions in the fourth quarter of 2002 related to the timeframe to sublease the Netherlands and Ireland offices, resulting in an additional provision of $127,000 in 2002.

We expect to pay the remaining accrued lease obligations of $5,818,000, net of estimated sublease income, over the next eight years.

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

Future minimum lease payments under capital and operating leases and the present value of minimum lease payments under capital leases as of December 31, 2002 are as follows:

                                                          Capital    Operating
Year Ending December 31,                                   Leases      Leases
-------------------------------------------              ----------  ----------
                                                            (in thousands)
2003.......................................             $      172  $    4,103
2004.......................................                     37       3,920
2005.......................................                     --       2,088
2006.......................................                     --         173
2007.......................................                     --         173
Thereafter.................................                     --         577
                                                         ----------  ----------
Future minimum lease payments..............                    209  $   11,034
Amounts representing interest (9% to 11%)..                    (12)  ==========
                                                         ----------
Present value of future minimum lease payme             $      197
                                                         ==========

The Company subleases certain of its office to third parties. If the subleasees fail to make the payments, the Company would be liable for an additional $640,000 over the next three years.

Rent expense incurred under the operating leases was $2,924,000, $3,014,000 and $1,312,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Rent expense under the facilities leases is recognized on a straight-line basis over the term of the leases. The difference between the amounts paid and the amounts expensed is classified as deferred rent in the accompanying consolidated balance sheets.

On March 11, 2002, Com21 signed an agreement with its major chip supplier to cancel a purchase order for $10,354,000 worth of chips in exchange for an exclusive relationship on certain components over a two-year period with no specified volume commitment.

In March 2002, Com21 cancelled all outstanding purchase orders with its two contract manufacturers. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors. Com21 is currently in default on the promissory notes to both contract manufacturers, as scheduled payments were not made. We are seeking to renegotiate the notes with the contract manufacturers and resolve the matter.

The Company is subject to various legal proceedings and claims that arise in the normal course of business. The Company does not believe that any current litigation or claims will have a material adverse effect on the Company's business, operating results or financial condition.

10. Stockholders' Equity

During the third quarter of 2002, Com21's board of directors adopted a stockholder rights plan and distributed one right for each outstanding share of common stock held by stockholders of record as of August 7, 2002. The rights plan was put in place to prevent a take-over without first negotiating with our board of directors.

Common Stock Warrants

During 2000, as consideration for services provided under two product development agreements, the Company issued warrants to purchase a total of 75,000 shares of common stock at a weighted average exercise price of $20.40 per share. The fair value of these warrants in the amount of $832,000 was recognized as research and development expense in 2000. The Company determined the fair value of the awards using the Black-Scholes option pricing model over the contractual term of the warrants with the following weighted average assumptions: stock volatility, 75%; risk free interest rate, 6.5%; and no dividends during the expected term. The warrants were expired at December 31, 2002.

In connection with the renegotiation with the two former contract manufacturers agreement, we issued warrants to purchase a total of 350,000 shares of common stock at a weighted average price of $1.22 per share. The warrants are immediately exercisable until expiration in March 2005. The fair value of these warrants in the amount of $219,000 was recognized as cost of revenues in the first quarter of 2002. Com21 determined the fair value of the warrants using the Black-Scholes option pricing model over the contractual terms of the warrants with the following weighted average assumptions: stock volatility, 75%; risk free interest rate, 3.89%; and no dividends during the contractual terms. None of the warrants have been exercised, and all remain outstanding at December 31, 2002.

Common Stock

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

In 2001, Com21 completed an equity financing with Fletcher International Limited (Fletcher). Pursuant to a subscription agreement, dated February 28, 2001, Fletcher agreed to purchase 2,450,000 shares of Com21's common stock at a price of $3.1227 per share and a warrant to acquire up to an additional 3,505,981 shares of Com21's common stock. The warrants are exercisable for a period of seven years from the date of issuance at the exercise price of $9.0951 per share. The proceeds from the financing were allocated to the common stock and the warrants based on their relative fair values. Com21 determined the fair value of the warrants using the Black-Scholes option pricing model over the contractual term of the warrants with the following weighted average assumptions: stock volatility, 75%; risk free interest rate, 5.4%; and no dividends during the expected term. Net cash proceeds from the private equity financing were $6,864,000.

In 2001, Com21 issued 50,000 shares of common stock to an employee in lieu of a bonus. These shares were valued on the measurement date at $127,000 and recorded as stock-based compensation.

Net Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

                                                                   Years Ended December 31,
                                                             ----------------------------------
                                                                2000        2001        2002
                                                             ----------  ----------  ----------
                                                           (in thousands, except per share amoun

Net Loss (Numerator):
     Net loss, basic and diluted........................... $  (56,056) $ (126,252) $  (38,123)
                                                             ----------  ----------  ----------
Shares (Denominator):
     Weighted average common shares outstanding............     23,256      27,232      28,290
     Weighted average common shares outstanding subject to
        repurchase or forfeiture...........................       (133)       (201)         --
                                                             ----------  ----------  ----------
     Shares used in computation, basic and diluted.........     23,123      27,031      28,290
                                                             ----------  ----------  ----------
Net loss per share, basic and diluted...................... $    (2.42) $    (4.67) $    (1.35)
                                                             ==========  ==========  ==========

During 2000, 2001 and 2002, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at December 31, 2002: warrants to purchase 3,855,981 shares of common stock; and options to purchase 5,979,960 shares of common stock.

Equity Plans

Under the 1998 Stock Incentive Plan (the 1998 Stock Plan), the Company is authorized to issue shares of common stock to employees, directors and consultants under five separate programs: Discretionary Option, Stock Issuance, Salary Investment Option Grant, Automatic Option Grant and Director Fee Option Grant. The number of shares reserved for issuance under the 1998 Stock Plan automatically increases at the beginning of each calendar year by an amount equal to 5% of the total number of shares of common stock outstanding at the end of the preceding year (1,419,718 shares on January 2, 2003). The Discretionary Option Program of the 1998 Stock Plan provides for the grant of incentive stock options and nonstatutory stock options to employees and consultants at prices not less than the fair market value at the date of grant. These options generally vest and become exercisable 25% after the first 12 months from the date of grant and then ratably over a 36-month period. Options granted under the 1998 Stock Plan generally expire ten years from the date of grant.

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

Stock option activity under the equity plans was as follows:

                                                                       Weighted
                                               Shares                   Average
                                              Available   Number of    Exercise
                                              for Grant     Shares       Price
                                             ----------- ------------  ---------
Balances, January 1, 2000 (1,124,453
   shares vested at a weighted average
   price of $5.03 per share)................    101,154    3,903,129  $   13.85
Reserved....................................  2,580,959           --         --
Granted (weighted average fair value of
   $12.54 per share)........................ (4,556,623)   4,556,623      19.75
Canceled....................................  2,119,892   (2,119,892)     19.10
Repurchased.................................    196,733           --         --
Exercised...................................         --     (637,472)      5.47
                                             ----------- ------------
Balances, December 31, 2000 (1,147,269
   shares vested at a weighted average
   price of $10.90 per share)...............    442,115    5,702,388      17.55
Reserved....................................  2,734,417           --         --
Granted (weighted average fair value of
   $1.20 per share)......................... (5,373,638)   5,373,638       1.92
Canceled....................................  4,167,355   (4,167,355)     13.67
Repurchased.................................        440           --         --
Exercised...................................         --     (387,347)      0.59
Direct issuance of common stock from plan...    (50,000)          --         --
                                             ----------- ------------
Balances, December 31, 2001 (1,806,722
   shares vested at a weighted average
   price of $15.79 per share)...............  1,920,689    6,521,324       8.17
Reserved....................................  1,405,340           --         --
Granted (weighted average fair value of
   $0.55 per share)......................... (3,188,746)   3,188,746       0.91
Canceled....................................  3,613,124   (3,613,124)      7.40
Repurchased.................................         --           --         --
Exercised...................................         --     (116,986)      0.99
Direct issuance of common stock from plan...                      --         --
                                             ----------- ------------
Balances, December 31, 2002.................  3,750,407    5,979,960  $    4.90
                                             =========== ============

Additional information regarding options outstanding at December 31, 2002 is as follows:

                          Options Outstanding            Vested Options
                     --------------------------------- ---------------------
                                 Weighted
                                 Average
                                Remaining    Weighted              Weighted
      Range of         Number   Contractual  Average                Average
      Exercise          Out-       Life      Exercise    Number    Exercise
       Prices         standing   (years)      Price      Vested      Price
-------------------- ---------- ----------  ---------- ----------  ---------
 $ 0.16 -- $0.23       129,500        9.8  $     0.17    100,000  $    0.16
 $ 0.35 -- $0.45        44,500        9.5        0.38     30,583       0.35
 $ 0.62 -- $0.93     1,592,472        9.1        0.91    549,468       0.90
 $ 0.94 -- $1.22     2,708,980        8.8        1.02  1,895,663       1.01
 $ 1.80 -- $2.00        68,000        8.4        1.98     62,915       1.99
 $ 2.38 -- $3.31        12,750        7.7        2.91      6,280       2.98
 $ 4.19 -- $5.72       280,436        8.1        4.26    114,803       4.30
 $ 6.60 -- $9.00        79,115        6.7        7.52     74,446       7.47
 $10.75 -- $16.13      474,150        7.3       13.68    335,937      13.73
 $17.13 -- $24.81      381,724        7.1       21.20    289,949      21.11
 $26.19 -- $35.06      116,000        6.9       30.18     96,275      30.15
 $47.63 -- $73.50       92,333        7.2       54.02     82,943      53.74
                     ----------                        ----------
 $ 0.16 -- $73.50    5,979,960        8.5  $     4.90  3,639,262  $    5.97
                     ==========                        ==========

Under the 1998 Stock Purchase Plan (the 1998 Purchase Plan), eligible employees may elect to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods (April and October of each year). Shares issued under the 1998 Purchase Plan were 92,556, 295,998 and 170,537 in 2000, 2001 and 2002 at weighted average prices of $10.22, $1.30 and $0.47 per share, respectively. The weighted average fair value of the shares issued under the 1998 Purchase Plan in 2000, 2001 and 2002 was $11.14, $0.47 and $0.17 per share, respectively.

At December 31, 2002, the Company had 652,599 shares of its common stock reserved for future issuance under the 1998 Purchase Plan.

Deferred Stock Compensation

During 2000, the Company issued nonstatutory options to nonemployees for the purchase of 72,500 shares of common stock at weighted average exercise prices of $36.41 per share. Such options originally vested over a period of one to five years, and in accordance with SFAS No. 123, and its related interpretations, the Company accounted for these awards under the fair value method and as variable awards. Accordingly, the Company recorded deferred compensation expense at the grant date equal to the fair value of the options (using the Black-Scholes option pricing model) on the grant date and adjusted the deferred compensation expense at the end of each period. The related amortization of deferred compensation expense, which was recognized over the vesting period, was also adjusted accordingly.

In December 2000, the Company accelerated all remaining unvested awards to nonemployees, thereby creating a measurement date. On the measurement date, the Company recorded the fair value associated with the remaining deferred stock compensation as compensation expense in 2000. The aggregate compensation expense related to these awards in 2000 was $645,000. Com21 determined the value of the awards using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, contractual term; stock volatility, 75%; risk free interest rate, 6.5%; and no dividends during the expected term.

During 2000, 2001 and 2002, the Company issued nonstatutory options to nonemployees for the purchase of 28,000, 135,000 and 80,000 shares of common stock at weighted average exercise prices of $25.69, $1.03 and $0.63 per share, respectively. Such options were issued for services provided and were immediately vested and exercisable. Accordingly, the Company recorded the $226,000, $57,000 and $40,000 fair value of such awards (using the Black-Scholes option pricing model) as stock compensation expense.

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

In connection with the BitCom acquisition, the Company granted 245,000 shares of restricted common stock to former BitCom employees who executed employment agreements with Com21. The shares are released from restriction, in proportionate amounts, at each of the three anniversary dates of the acquisition. The Company recorded deferred compensation expense of $6,049,000, as a separate component of stockholders' equity, for the fair value of the common shares on the issuance date and amortized the amount over the three-year vesting period. In connection with the closure of the Maryland development center (formerly BitCom) in 2001, the Company released the restricted shares to the terminated employees as part of their severance arrangements. Accordingly, the Company recognized the remaining unamortized amount as a part of restructuring charges in 2001.

Additional Stock Plan Information

Since the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123 requires the disclosure of pro forma net income (loss) and EPS had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations on stock-based awards to employees were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 4.5 years from the date of grant; stock volatility, 75%; risk-free interest rate, 6.0% in 2000, 4.5% in 2001, and 3.6% in 2002; and no dividends during the expected term. The Company's calculations are based on a single option award valuation approach, and forfeitures are recognized as they occur. The Company's fair value calculations on stock-based awards under the 1998 Purchase Plan were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months; stock volatility, 75%; risk free interest rate, 5.4% in 2000, 4.5% in 2001 and 1.8% in 2002; and no dividends during the expected term. If the computed fair values of the employee awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $(73,045,000) ($(3.16) per share, basic and diluted) in 2000, $(150,911,000) ($(5.58) per share, basic and diluted) in 2001, and $(62,621,000) ($(2.21) per share, basic and diluted) in 2002.

11. Income Taxes

Income tax expense for the years ended December 31, 2000, 2001 and 2002 consisted solely of state franchise taxes.

Differences between income taxes computed by applying the statutory federal income tax rate to the loss before income taxes and the provision for income taxes consist of the following:

                                                         Years Ended December 31,
                                                     -------------------------------
                                                       2000       2001       2002
                                                     ---------  ---------  ---------
                                                                (in thousands)
Income taxes computed at 35% U.S. statutory rate... $ (19,612) $ (44,182) $ (13,278)
State income taxes.................................        22         19        186
Tax credits........................................    (5,059)    (1,113)      (412)
Foreign losses for which no benefit may be realized     6,110      1,833        249
Non-deductible acquisition charges.................     1,178     15,227      1,249
Non-deductible stock compensation..................     1,700         69         14
Change in valuation allowance......................    16,196     26,002     12,904
Other..............................................      (513)     2,164       (726)
                                                     ---------  ---------  ---------
Provision for income taxes......................... $      22  $      19  $     186
                                                     =========  =========  =========

The components of deferred income tax assets are as follows:

                                                              December 31,
                                                          ----------------------
                                                             2001        2002
                                                          ----------  ----------
                                                             (in thousands)
Deferred tax assets:
     Accruals and reserves not currently deductible..... $    7,085  $   12,065
     Capitalized research and development costs.........      4,073       3,584
     Net operating loss carryforwards...................     42,418      50,935
     Tax credit carryforwards...........................     13,358      13,166
     Capital loss carryforwards.........................      5,461       5,191
     Depreciation.......................................       (477)       (119)
                                                          ----------  ----------
Total gross deferred tax assets.........................     71,918      84,822
Valuation allowance.....................................    (71,918)    (84,822)
                                                          ----------  ----------
Total deferred tax assets............................... $       --  $       --
                                                          ==========  ==========

The increase of $12,904,000 in the valuation allowance during the year ended December 31, 2002 was primarily a result of increased net operating loss and tax credit carryforwards generated in 2002. The Company provided a full valuation allowance against the deferred tax assets based on the Company's evaluation of the likelihood of realization of future tax benefits resulting from the deferred tax assets.

As of December 31, 2002, the Company had available for carryforward net operating losses for federal and state income tax purposes of $135,711,000 and $59,626,000, respectively. Federal net operating loss carryforwards will expire if not utilized beginning in the years 2009 through 2022. State net operating loss carryforwards will expire if not utilized beginning in the years 2004 through 2012.

As of December 31, 2002, the Company had available for carryforward research and experimental tax credits for federal and state income tax purposes of $7,620,000 and $4,909,000, respectively. Federal research and experimentation tax credit carryforwards expire from 2009 through 2022. The Company also had $638,000 in California manufacturers investment credits which expire from 2005 through 2012, and capital loss carryforwards of $13,400,000 for federal and state income tax purposes which will expire in 2006.

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

12. Major Customers

The following table summarizes net revenues and net trade accounts receivable for unaffiliated customers which accounted for 10% or more of net revenues or net trade accounts receivable:

             Accounts Receivable           Revenues
                December 31,        Years Ended December 31,
             ------------------  ----------------------------
Customer       2001      2002      2000      2001      2002
------------ --------  --------  --------  --------  --------
A                 21%      --        11%      25%      23%
B                 --        10%      --        --        12%
C                 --        --        10%      10%      --
D                 --        10%      --        --        --
E                 --        11%      --        --        --
F                 --        --        12%      --        12%

13. Related Party Transactions

For the year ended December 31, 2000, net revenues included sales to a customer of $1,567,000 (with related cost of revenues of $1,225,000) of which a member of the Company's Board of Directors was an executive officer, and sales to a customer of $555,000 (with related cost of revenues of $363,000) in which the Company has an equity investment in during 2000. As of December 31, 2000, accounts receivable included amounts from these customers of $278,000 and $334,000, respectively.

For the year ended December 31, 2001, net revenues included sales to a customer of $42,000 (with related cost of revenues of $58,000) in which the Company has an equity investment. As of December 31, 2001, accounts receivable included amounts from this customer of $63,000.

There were no related party transactions or balances at December 31, 2002.

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

15. Segment Information

For the years ended December 31, 2000, 2001 and 2002, the Company recorded revenue from customers throughout the world. The following presents net revenues for the years ended December 31, 2000, 2001 and 2002 and long-lived assets as of December 31, 2001 and 2002 attributed to significant countries (in thousands):

                            2000            2001                  2002
                          ---------  ---------------------  ---------------------
                             Net        Net     Long-Lived     Net     Long-Lived
                          Revenues*  Revenues*   Assets**   Revenues*   Assets**
                          ---------  ---------  ----------  ---------  ----------
United States........... $  64,365  $  28,495  $    7,266  $  18,105  $    3,973
The Netherlands.........    44,848     40,185         366     18,146         131
Other Europe............    26,015     17,588       1,840      7,947       1,247
Japan...................    30,761     26,059          --      7,188          --
Canada..................    12,580      4,968          --      2,145          --
Asia....................    10,626         34          48        477          75
South/Central America...     4,222      5,419          --      2,204          --
Australia/New Zealand...       566         13          --         16
                          ---------  ---------  ----------  ---------  ----------
          Total......... $ 193,983  $ 122,761  $    9,520  $  56,228  $    5,426
                          =========  =========  ==========  =========  ==========

* Net revenues are attributed to countries based on invoicing location of customer.

** Long-lived assets exclude net intangible assets resulting from acquisitions of $3,570,000 in 2001.

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

The following tables are the financial results the chief operating decision maker, as defined by SFAS No. 131, utilizes in evaluating the performance of the Company's reportable segments:

                                                         Years Ended December 31,
                                                     -------------------------------
                                                       2000       2001       2002
                                                     ---------  ---------  ---------
                                                                (in thousands)
Revenues:
  ATM Products..................................... $ 125,037  $  78,727  $  32,276
  DOCSIS Products..................................    67,170     43,381     23,952
  Voice Products...................................     1,776        653         --
                                                     ---------  ---------  ---------
          Total.................................... $ 193,983  $ 122,761  $  56,228
                                                     =========  =========  =========
Cost of Revenues:
  ATM Products.....................................    85,557     58,460     20,199
  DOCSIS Products..................................    62,315     49,458     25,102
  Voice Products...................................     1,931      2,042         --
  Charges due to change in contract manufacturers..        --         --      9,674
  Write off of discontinued product iventory.......        --      5,602      3,246
  Amortization of intangible assets................     1,516      1,264         --
                                                     ---------  ---------  ---------
          Total.................................... $ 151,319  $ 116,826  $  58,221
                                                     =========  =========  =========
Gross Profit
  ATM Products..................................... $  39,480  $  20,267  $  12,077
  DOCSIS Products..................................     4,855     (6,077)    (1,150)
  Voice Products...................................      (155)    (1,389)        --
  Cost of change in contract manufacturers **......        --         --     (9,674)
  Write off of discontinued product inventory **...        --     (5,602)    (3,246)
  Amortization of intangible assets **.............    (1,516)    (1,264)        --
                                                     ---------  ---------  ---------
          Total.................................... $  42,664  $   5,935  $  (1,993)
                                                     =========  =========  =========

** Cost of change in contract manufacturers, write off of discontinued product invent amortization of intangible assets are not presented by segment.

The Company's product lines differ primarily based on product functions. Headend equipment controls the flow of data communications between cable modems and an external network, such as the Internet or a corporate network. Cable modems send and receive data over coaxial cable. Network management software facilitates provisioning, fault isolation, network configuration, field inventory, auto-discovery and performance for the headend equipment. For the years ended December 31, 2000, 2001 and 2002, the Company recorded net revenues from sales of headend equipment, cable modems and network management software as follows:

                                                         Years Ended December 31,
                                                     -------------------------------
                                                       2000       2001       2002
                                                     ---------  ---------  ---------
                                                                (in thousands)
Headend Equipment.................................. $  27,583  $  19,456  $   6,775
Cable Modems.......................................   165,641    102,983     48,842
Network Management Software........................       759        322        611
                                                     ---------  ---------  ---------
Net Revenues....................................... $ 193,983  $ 122,761  $  56,228
                                                     =========  =========  =========

16. Selected Quarterly Financial Results (Unaudited)

The following tables set forth selected quarterly results of operations for the years ended December 31, 2001 and 2002:

                                                    Quarters Ended
                                       ------------------------------------------
                                       Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
                                         2001      2001 *      2001       2001
                                       ---------  ---------  ---------  ---------
                                                           (in thousands, except p
Net revenues......................... $  32,789  $  34,121  $  30,096  $  25,755
Gross profit.........................     2,900      1,563        405      1,067
Loss from  operations................   (22,319)   (82,550)   (11,113)   (10,248)
Net loss.............................   (22,062)   (82,425)   (10,653)   (11,112)
Net loss per share, basic and diluted $   (0.87) $   (3.02) $   (0.39) $   (0.40)
Shares used in computation, basic
  and diluted........................    25,493     27,268     27,484     27,877

                                                    Quarters Ended
                                       ------------------------------------------
                                       Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
                                         2002       2002       2002       2002
                                       ---------  ---------  ---------  ---------
                                                           (in thousands, except p
Net revenues......................... $  24,200  $  13,187  $  12,715  $   6,126
Gross profit.........................    (5,971)     1,426      2,778       (226)
Loss from  operations................   (16,412)    (8,770)    (3,242)    (7,231)
Net loss.............................   (17,569)    (9,273)    (3,500)    (7,781)
Net loss per share, basic and diluted $   (0.62) $   (0.33) $   (0.12) $   (0.27)
Shares used in computation, basic
  and diluted........................    28,178     28,290     28,323     28,370

* The results of operations for the quarter ended June 30, 2001, include a restructuring charge of $67,450,000.

17. Subsequent Event

On February 21, 2003, our securities were delisted from the Nasdaq SmallCap Market and are now traded on the Over the Counter Bulletin Board.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEMS 10, 11, 12, AND 13.

Pursuant to General Instruction G. to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from the Company's definitive Proxy Statement with respect to its 2002 annual meeting of stockholders, to be filed pursuant to Regulation 14A within 120 days after December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

 Within the 90 days prior to the date of this report, Com21 carried out an evaluation, under the supervision and with the participation of Com21's management, including Com21's Chief Executive Officer and Chief Financial Officer, of the effectiveness of Com21' disclosure controls and procedures pursuant to the applicable rules promulgated under the Securities and Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Com21's disclosure controls and procedures to record, process, summarize and report financial data are effective in alerting them to material information relating to Com21 required to be included in Com21's periodic Securities and Exchange Commission filings. There has been no significant changes in Com21's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this annual report:

1. Consolidated Financial Statements. The following Consolidated Financial Statements of Com21, Inc. and related Independent Auditors' Report are filed as part of this annual report:

Independent Auditor's Report

Consolidated Balance Sheets, as of December 31, 2001 and 2002

For the years ended December 31, 2000, 2001, and 2002:

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
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules of Com21, Inc. are filed as part of this annual report and should be read in conjunction with the Consolidated Financial Statements of Com21, Inc.:

Financial Statement Schedules for the years ended December 31, 2000, 2001, 2002:

Schedule	Page
II - Valuation & Qualifying Accounts	64

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
Index to Exhibits

Number	Exhibit Title
3.1(1)	Registrant's Amended and Restated Certificate of Incorporation.
3.2 (1)	Registrant's Amended and Restated Bylaws.
4.1(1)	Form of Registrant's Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Information and Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated July 22, 1997.
10.1(1)	Lease Agreement between the Registrant, John Arrillaga and Richard T. Peery, dated May 10, 1996.
10.2+(1)	Technology License and Reseller Agreement between the Registrant and 3Com Corporation, dated March 22, 1996.
10.3+(1)	Reseller Agreement between the Registrant and 3Com Corporation, dated July 30, 1997.
10.4+(1)	Hardware and Software Technology License Agreement between the Registrant, Advanced Telecommunications Modules, Limited and Advanced Telecommunications Modules, Inc., dated February 1, 1996.
10.6*(1)	Registrant's 1998 Stock Incentive Plan.
10.7*(1)	Registrant's 1998 Employee Stock Purchase Plan.
10.8(1)	Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
10.11+(1)	Agreement for Manufacturing Services between the Registrant and Celestica, Inc., dated October 25, 1996.
10.12+(1)	Wind River Systems, Inc. VxWorks License Agreement, dated May 23, 1997.
10.13+(1)	Purchase and License Agreement by and between the Registrant and Siemens AG, dated December 2, 1997.
10.18*(3)	Registrant's 2000 Stock Option Plan.
10.21 (5)	Agreement, dated February 28, 2001, by and between the Registrant and Fletcher International Ltd.
10.24 (7)	Amended and Restated Warrant Certificate dated January 18, 2002, by and between the Registrant and Fletcher International, Ltd.
10.25	Loan and Security Agreement between Registrant and Silicon Valley Bank dated November 30, 2001.
10.26	Supply Agreement between the Registrant and Universal Scientific Industrial Co., Ltd., dated December 3, 2001.
10.27	Amendment to Manufacturing Agreement between the Registrant and Celestica, Inc. and Accompanying Promissory Note and Warrant Certificate, dated March 20, 2002.
10.28	Amendment to Manufacturing Agreement between the Registrant and Flextronics and Accompanying Note and Warrant Certificate, dated March 29, 2002.
10.29	Executive Change of Control Agreement.
21.1	Subsidiaries.
23.1	Independent Auditors' Consent.

+	Confidential treatment has been granted as to a portion of this Agreement.
*	Denotes excecutive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K.
(1)	Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-48107).
(2)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-70945).
(3)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-39898).
(4)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-46144).
(5)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K (File No. 000-24009).
(6)	Previously filed as an exhibit to the Registrant's Statement on Form S-3 (File No. 333-58362).
(7)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333- 81276).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:	March 12, 2003

COM21, INC.
By:	/s/ GEORGE MERRICK
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
SIGNATURE	TITLE	DATE
/s/ GEORGE MERRICK George Merrick	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2003
/s/ RALPH MARIMON Ralph Marimon	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2003
/s/ PAUL BARAN Paul Baran	Director	March 12, 2003
/s/ JIM GAGNARD Jim Gagnard	Director	March 12, 2003
/s/ SUSAN HUBBELL NYCUM Susan Hubbell Nycum	Director	March 12, 2003
/s/ JAMES SPILKER James Spilker, Jr.	Director	March 12, 2003
/s/ DANIEL PIKE Daniel J. Pike	Director	March 12, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to the 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Com21, Inc. (the "Company"), does hereby certify with respect to the Annual Report of the Company on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: March 12, 2003

/s/ GEORGE MERRICK

George Merrick

President, Chief Executive Officer

Dated: March 12, 2003

/s/ RALPH MARIMON

Ralph Marimon

Vice President, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George Merrick, certify that:

1. I have reviewed the Annual Report of Com21, Inc. on Form 10-K for the year ended December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 12, 2003

/s/ GEORGE MERRICK

George Merrick

President, Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph Marimon, certify that:

1. I have reviewed the Annual Report of Com21, Inc. on Form 10-K for the year ended December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 12, 2003

/s/ RALPH MARIMON

Ralph Marimon

Vice President, Chief Financial Officer

COM21, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(IN THOUSANDS)

                                       Balance   Additions
                                         at      Charged to             Balance
                                      Beginning  Costs and              at End
                                      of Period  Expenses   Deductions of Period
                                      ---------  ---------  ---------  ---------
                               2000
Accounts Receivable Allowances *     $   1,161  $   1,373  $  (1,434) $   1,100
Inventory Reserve                    $   2,535  $   7,083  $  (3,125) $   6,493
Warranty Reserve                     $     952  $   1,666  $    (143) $   2,475

                               2001
Accounts Receivable Allowances *     $   1,100  $   1,648  $    (365) $   2,383
Inventory Reserve                    $   6,493  $   3,979  $  (3,843) $   6,629
Warranty Reserve                     $   2,475  $   1,093  $  (2,345) $   1,223

                               2002
Accounts Receivable Allowances *     $   2,383  $     296  $  (2,093) $     586
Inventory Reserve                    $   6,629  $  12,412  $  (2,454) $  16,587
Warranty Reserve                     $   1,223  $   1,973  $  (2,737) $     459

* Deductions for accounts receivable allowances include miscellaneous discounts and price adjustments.