Form 10-K/A
period 2002-12-31
COM21 INC
filed 2003-04-30
CIK 945379

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission file No. 000-24009

Com21, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3201698 (IRS Employer Identification No.)

750 Tasman Drive
Milpitas, California 95035
(408) 953-9100
(Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
 None

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, $0.001 par value

        Indicate by a checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Introductory Note

        Com21, Inc. (the "Company" or "Com21") hereby amends in its entirety the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2003. The amendment is intended to provide the disclosure required by Part III of Form 10-K relating to (i) our directors and executive officers, (ii) executive compensation, (iii) security ownership of certain beneficial owners and management and related stockholder matters, and (iv) certain relationships and related transactions. Additionally, the amendment is intended to correct certain typographical errors noted in the original filing.

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

COM21, INC.

INDEX

PART I

ITEM 1. BUSINESS

        Com21, Inc. is a leading global supplier of system solutions for the broadband access market. Our Data Over Cable System Interface Specification (DOCSIS)-based and Asynchronous Transfer Mode (ATM) products enable cable operators and service providers to deliver high-speed, cost-effective Internet and telephony applications to corporate telecommuters, small businesses, home offices, and residential users. To date, we have shipped over 2.3 million cable modems and over 2,000 headend controllers worldwide.

        Com21 was incorporated in Delaware in June 1992. Our principal executive offices are located at 750 Tasman Drive, Milpitas, California 95035 and our telephone number at that address is (408) 953-9100. Additional information about the Company is available on our web site at http://www.com21.com.

INDUSTRY OVERVIEW

        We believe the broadband industry, which in its most basic form is identified with an always-on internet connection characterized by data transfer rates significantly faster than dial-up services, is poised to offer much more than faster web surfing. With a significant upgrade to the cable and telecommunication networks over the past several years, operators are now well positioned to utilize the power of broadband networks to deliver much more than just data. Previously, service providers (both telecommunication and cable companies) could deliver only one or two out of the three basic service types by which most communications can be categorized: data, voice, and video. With upgraded networks and advanced equipment to service the networks, broadband service providers are now able to take advantage of the full power of broadband and deliver all three services over a single unified network. In the process, we believe broadband is driving technology innovation and investment, as the increase in bandwidth is driving the pace of innovation in software applications, computers, communications equipment, semiconductors, and other similar devices.

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

COM21 STRATEGY

        Building upon the solutions that Com21 has pioneered to date for the cable data industry, we are focused on delivering system solutions that allow cable operators to realize the full potential of their digital networks. As we have demonstrated with our XB System which is comprised of the DOXcontroller™ 1000XB cable modem termination system (CMTS), the NMAPS XB network management software, and the DOXport® 1110XB DOCSIS™ 1.1—certified cable modem, as well as our ComUNITY Access® System, which comprised of the ComCONTROLLER® line of headends (over 2,000 shipped to date), ComPORT® modems (over 1.1 million units covering over a million subscribers worldwide), and network management and provisioning system or NMAPS, (over 400 copies installed, covering over a million subscribers worldwide), end-to-end product solutions are a key strength for Com21. Leveraging on this core competency, the following are some key elements of Com21's business strategy:

  •
  Continue the roll out of our XB System to our customers with continued enhancement and evolution of the product line as part of the renewed focus on providing a complete solution to our customers. Our first DOCSIS CMTS product, the DOXcontroller 1000, was announced in 2002 and began revenue shipments in September 2002. Not only do we believe that CMTS is a performance leader, we believe it to be the first CMTS designed from the ground up as a DOCSIS 1.1 compliant CMTS, upgradable to a DOCSIS 2.0 compliant CMTS. In concert with the CMTS, Com21 also developed a network management platform to leverage the same user interface, and architecture of the existing NMAPS platform. Given the role of network management software in the selection of hardware equipment, Com21 will preserve continuity between ComUNITY and DOCSIS network management software. We believe this will continue to facilitate a smooth transition of Com21's ComUNITY customers to Com21's DOCSIS products.

  •
  Concentrate our time on high margin system solutions, and de-emphasize our modem business. We intend to pursue system opportunities and offer modems only as part of an overall technology solution.

  •
  Continue to service and protect the substantial installed base of ComUNITY Access System customers while working with them to migrate their technology to our XB System. We do not intend to expand our customer base for ATM products, rather service our existing customers while working with them in the transition toward our DOCSIS XB System solution.

  •
  Continue development of the Digital Headend suite of digital video products that was launched during 2002. The Digital Headend suite facilitates the continuing transition of cable systems to digital service by enabling services at a price point significantly below previous technologies. Com21 is now focusing development on the system's first component, the GigaQAM™ video QAM synthesizer. GigaQAM is an ultra-dense, low-cost, multiple QAM-RF (Quadrature Amplitude Modulation-Radio Frequency) modulator with transport stream multiplexing, DVB-Simulcrypt conditional access encryption, and gigabit Ethernet inputs.

CURRENT YEAR DEVELOPMENTS

        During 2002, Com21 introduced our XB System. The XB System consists of the CMTS, NMAPS XB (Network Management and Provisioning System), and DOXport™ family of modems. The XB System combines the DOXcontroller 1000XB CMTS with the recently enhanced Com21 NMAPS (Network Management and Provisioning System) capabilities including advanced TDMA support and superior performance for advanced symmetrical data rate applications. The XB System provides full support for both DOCSIS and Euro-DOCSIS environments, with digital receiver technology to deliver ingress noise cancellation and full spectrum analysis. The complete XB System began shipment during the third quarter of 2002.

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

        Workforce Reduction—The restructuring programs resulted in the reduction of approximately 60 employees across all business functions and operating units.

        Closure of Excess Facilities—In the second quarter 2002, Com21 exited portions of facilities in Delft, The Netherlands and the Ireland development center in Cork, Ireland.

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

        DOCSIS Segment—The DOCSIS based XB System consists of the DOXcontroller™ 1000XB cable modem termination system (CMTS), the NMAPS XB network management software, and the DOXport® family of modems. The market and customers for the segment are similar to the market and customers for our ATM segment and are discussed in the "Markets" and "Customers" sections below.

        The DOCSIS-based XB System consists of the following products:

    DOXcontroller™ XB System.    The DOXcontroller XB System comprises a headend (DOXcontroller 1000) and the newly expanded version of the popular NMAPS. Previously available only for the ComUNITY Access System, the updated NMAPS 5.0 now supports DOCSIS systems, as well. The one-rack unit high (1 3/4") headend offers full DOCSIS features with advanced time division multiple access, or TDMA support, for advanced symmetrical data rate applications. The DOXcontroller 1000 provides full upstream support for both DOCSIS and EuroDOCSIS environments, with user-configurable upstream channel bandwidth allocation and load balancing.

    NMAPS:    The easy-to-use NMAPS 5.0 includes a standard command-line interface, plus the ability to remotely configure and monitor the DOXcontroller 1000 through a web browser. Full-featured, NMAPS 5.0 provides tiered services and virtual local area network, or VLAN support, as well as fault and performance management tools. The network management system's familiar interface provides a seamless transition for current ComUNITY Access System users, minimizing the need for training.

    DOXport 1110XB and 1112XB.    The DOXport 1110XB and DOXport 1112XB are DOCSIS 1.1 compliant cable modems that combine the cost-effective Broadcom 3345 chip with our leading edge firmware (DOXcore™) to be a fast and efficient solution for the DOCSIS market. The DOXport 1110XB received CableLabs' certified status for both DOCSIS 1.0 and DOCSIS 1.1 in July 2002.

        Com21 currently has under development the following DOCSIS-based products:

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

    DOXswitch™ XB.    The DOXswitch 1000XB boost system availability by allowing quick switchover of the RF network from a normal CMTS to a standby CMTS. Separate downstream and upstream signal paths are provided to allow operation in any data-over-cable environment, even those that use multiple upstream channels at the same frequency. The switch supports up to nine CMTSs—up to eight for normal operation plus an additional unit as a spare. Although designed to work with the DOXcontroller 1000XB, the switch can be used with other DOCSIS CMTSs.

    DOXmonitor™ XB.    This unit consists of individual monitors for each downstream signal to constantly validate the quality of received downstream signal. If the monitoring unit detects that the signal quality is impaired, it can alert the operator and initiate an automatic transfer of the RF paths to a standby CMTS if configured to do so by the operator.

        ATM Segment—The ATM-based ComUNITY Access® System is an end-to-end system solution including our headend, cable modem, and management software, all based on our proprietary technology. The market and customers for the segment are similar to the market and customers for our DOCSIS segment and are discussed in the "Markets" and "Customers" sections below.

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

        Com21 currently has under development the following digital video products:

    Digital Headend suite of digital video products.    Com21 has begun the development of the Digital Headend suite of digital video products. The Digital Headend suite facilitates the continuing transition of cable systems to digital service by enabling services at a price point significantly below previous technologies. Com21 is now readying the system's first component, the GigaQAM™ video QAM synthesizer, in a design strengthened by functional and architectural feedback from cable operators in North America, Europe and Asia. GigaQAM is an ultra-dense, low-cost, multiple QAM-RF (Quadrature Amplitude Modulation-Radio Frequency) modulator with transport stream multiplexing, DVB-Simulcrypt conditional access encryption, and gigabit Ethernet inputs.

CUSTOMERS

        In North America, we generally sell directly to cable operators. Internationally, we sell primarily to system integrators, who in turn sell to cable operators. In 2000, 2001 and 2002 revenues attributable to international customers constituted 67%, 77% and 68%, respectively.

        The top ten percent customers in 2000, 2001 and 2002 are as follow: in 2000, revenues attributable to Siemens, Telindus, and Comcast Communications accounted for 12%, 11%, and 10%, respectively. In 2001, revenues attributable to Telindus and Comcast Communications accounted for 25% and 10% of net revenues, respectively. In 2002, revenues attributable to Telindus, Adelphia Communication and Siemens accounted for 23%, 12% and 11% of net revenues, respectively.

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

EMPLOYEES

        As of December 31, 2002, Com21 had 113 full-time employees. Of the total number of employees, 53 were in research and development, 12 in marketing and technical support, 11 in operations, 18 in sales, and 19 in administration. Com21's employees are not represented by any collective bargaining agreement with respect to their employment by Com21, and Com21 has never experienced an organized work stoppage. Com21 has a continuing payment of salary agreement for one certain employee and two executives of the company in the event of change in control.

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

        Factors that could cause our revenues to fluctuate include:

  •
  pressure to reduce prices;

  •
  variations in the timing of orders and shipments of our products;

  •
  variations in the size of orders by our customers;

  •
  new product introductions by us or by competitors;

  •
  delays in obtaining certification for our standards-based products;

  •
  general economic conditions and economic conditions specific to the cable and electronic data transmission industries;

  •
  cable operators' financial stability; and

  •
  delays in obtaining regulatory approvals necessary to sell our products.

Com21's gross margin in one or more future periods is likely to fluctuate significantly and may cause operating results to fall below the expectations of analysts and investors.

        Our operating results are impacted significantly by our ability to improve and sustain gross margins. The factors which impact gross margins and cause them to fluctuate from quarter to quarter include:

  •
  volume sales of our XB System which have a higher margin than our modem products;

  •
  pressures to reduce prices;

  •
  write-off of excess inventory;

  •
  changes in the cost of inventory;

  •
  the sales mix within a product group, especially between proprietary ATM and standards-based DOCSIS modems;

  •
  component prices we secure from our vendors;

  •
  the average selling prices of our products;

  •
  the effectiveness of our cost reduction efforts;

  •
  the sales mix between our headend equipment and cable modems;

  •
  the ability of the new contract manufacturers to produce quality products; and

  •
  the volume of products manufactured.

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

  •
  the contract manufacturer may not provide sufficient payment terms and /or may lower available credit limits;

  •
  failure of our contract manufacturer to meet delivery schedules;

  •
  the contract manufacturer may not build products which meet our quality standards;

  •
  the contract manufacturer may produce less than satisfactory manufacturing yields and costs;

  •
  the contract manufacturer may not be able to build product in sufficient quantity to meet our demand;

  •
  difficulty in planning mix of units to be produced by us; and

  •
  the potential misappropriation of our intellectual property if the manufacturer were to market our products as its own.

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

        The market for cable modem systems and products is characterized by rapidly changing technologies and short product life cycles. Our future success will depend in large part upon our ability to:

  •
  identify and respond to emerging technological trends in the market;

  •
  develop and maintain competitive products;

  •
  enhance our products by adding innovative features that differentiate our products from those of competitors;

  •
  bring products to market on a timely basis at competitive prices; and

  •
  respond effectively to new technological changes or new product announcements by others.

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

        We have not made a profit, and in order to achieve and subsequently maintain profitable operations, we must successfully design, develop, test, manufacture, introduce, market and distribute products on a broad commercial basis and secure higher revenues and gross profits and contain our operating expenses. Our future revenues will depend on a number of factors, many of which are beyond our control. These factors include our ability to:

  •
  reduce prices;

  •
  manufacture products at acceptable quality standards;

  •
  have product available when our customers need it;

  •
  meet industry standards;

  •
  respond to technological change; and

  •
  have a strong competitive advantage.

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

        There are many different methods of getting high speed Internet access to the end customers. These methods include:

  •
  Regular dial up connection—using a telephone line and the average 28.8K or 56K modem;

  •
  Digital subscriber line/asymmetric digital subscriber line—a digital high-speed modem connection offered by telephone companies, also known as DSL or ADSL;

  •
  Cable modems—high-speed modem connections offered by cable television companies;

  •
  Wireless—high-speed wireless local loop connections that work similarly to cell phones. Digital subscriber line/asymmetric digital subscriber line and cable modems can operate in a wireless environment; and

  •
  Fiber optics—strands of very pure glass capable of carrying enormous volumes of data and voice traffic.

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

        We believe that our business is affected by the following competitive factors:

  •
  costs;

  •
  ease of installation;

  •
  technical support and service;

  •
  breadth of product line;

  •
  conformity to industry standards; and

  •
  implementation of additional product features and enhancements.

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

        Our success has always depended on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. In spite of the economic slowdown, competition for these personnel is intense, especially in the Silicon Valley area of Northern California. We must retain and attract high caliber personnel. Competitors and others have in the past and may in the future attempt to recruit Com21's employees. We do not have employment contracts with any of our key personnel with exception of a continuing payment of salary agreement for a certain employee and two executives of the company in the event of change in control. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. We do not maintain key person life insurance on key personnel. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult to meet key objectives, such as timely product introductions.

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

        Our business strategy relies to a significant extent on strategic relationships with other companies. These relationships include:

  •
  software license arrangements for our network management system;

  •
  technology licensing agreements;

  •
  development arrangements and agreements with original equipment manufacturers for advanced products;

  •
  marketing arrangements with system integrators and others; and

  •
  collaboration agreements with suppliers of routers and headend equipment to ensure the interoperability of our cable modems with these suppliers' products.

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

        For the year ended December 31, 2002, international sales accounted for 68% of revenues. We intend to enter new international markets, and we expect that a significant portion of our sales will continue to be in international markets. Because we sell primarily through systems integrators, a successful expansion of our international operations and sales may require us to develop relationships with new international systems integrators and distributors. If we are unable to identify, attract or retain suitable international systems integrators or distributors, we may not be able to successfully expand our international operations. Additionally, international operations involve a number of risks not typically present in domestic operations, including:

  •
  changes in regulatory requirements;

  •
  the possibility of difficult accounts receivable collections;

  •
  costs and risks of distributing systems in other countries;

  •
  licenses, tariffs and other trade barriers;

  •
  political and economic instability;

  •
  difficulties in staffing and managing international operations;

  •
  potentially adverse tax consequences;

  •
  difficulties in obtaining governmental approvals for products;

  •
  the burden of complying with a wide variety of complex international laws and treaties;

  •
  the imposition of legislation and regulations on the import and export of high technology products; and

  •
  fluctuations in foreign currency especially with the increasing use of Euro as common currency for members of the European Union, this could have an impact on foreign exchange exposure.

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

	Year Ended December 31,
	1998	1999	2000	2001	2002
Consolidated Statement of Operations Data:
Net revenues	$48,114	$95,743	$193,983	$122,761	$56,228
Cost of net revenues	29,573	60,918	151,319	116,826	58,221

Gross profit	18,541	34,825	42,664	5,935	(1,993)

Operating expenses:
Research and development	19,936	29,821	46,932	22,582	11,248
Sales and marketing	10,273	16,250	29,064	18,926	7,694
General and administrative	3,871	4,120	10,884	13,366	7,335
Restructuring charges	—	—	—	69,320	3,775
Write off of fixed assets	—	—	—	1,416	—
Amortization of intangible assets	—	—	5,176	4,988	—
Impairment loss on goodwill	—	—	—	—	3,570
Stock-based compensation	—	—	1,812	1,567	40
In-process research and development	—	—	8,823	—	—

Total operating expenses	34,080	50,191	102,691	132,165	33,662

Loss from operations	(15,539)	(15,366)	(60,027)	(126,230)	(35,655)
Total other income (expense), net	2,190	5,104	3,993	(3)	(2,282)

Loss before income taxes	(13,349)	(10,262)	(56,034)	(126,233)	(37,937)
Income taxes	14	55	22	19	186

Net loss	$(13,363)	$(10,317)	$(56,056)	$(126,252)	$(38,123)

Net loss per share, basic and diluted	$(1.10)	$(0.49)	$(2.42)	$(4.67)	$(1.35)

Shares used in computation, basic and diluted	12,150	20,932	23,123	27,031	28,290

	December 31,
	1998	1999	2000	2001	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$65,744	$106,023	$45,914	$29,735	$4,918
Working capital	68,084	112,233	63,483	21,524	(8,475)
Total assets	82,948	141,166	214,365	84,975	23,559
Long-term debt obligations	936	345	9	198	36
Total stockholders' equity (deficiency)	$73,366	$120,078	$142,638	$31,206	$(6,413)

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

Overview

        We are a leading global supplier of system solutions for the broadband access market. Our products enable domestic and international cable operators to provide high-speed, cost-effective Internet access, reduce operating costs, and maximize revenues opportunities in a variety of subscriber markets—including residential, corporate telecommuters, and small businesses. We develop, manufacture and sell headend equipment, subscriber cable modems, and network management software, all designed to support Asynchronous Transfer Mode, or ATM, Data Over Cable System Interface Specification, or DOCSIS, Euro-DOCSIS industry standards. In the North American market, we primarily sell directly to cable operators and systems integrators. Internationally, we sell primarily to systems integrators, who in turn sell to cable operators.

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

        The decrease in revenues is due in part to a decline in our DOCSIS modem business. Net DOCSIS related revenues in 2002 decreased by 44.8% to $24.0 million as compared to $43.4 million in 2001. We experienced a small decrease in the number of DOCSIS modems sold but a substantial decrease in the average selling price of these units. The average selling price of DOCSIS modems declined due to planned price reductions to meet pricing pressures from our competitors. This decrease in DOCSIS modem revenue was partially offset by the sales of our DOCSIS XB System, which began shipping in the third quarter of 2002. We anticipate a continued decrease in revenue associated with our DOCSIS modems, due to continued pricing pressure, and as we intend to focus on sales of our higher margin XB System while de-emphasizing our DOCSIS modem business. We intend to aggressively pursue DOCSIS system opportunities and offer modems only as part of an overall technology solution.

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

        The improvements in gross margins of the DOCSIS and ATM segments were more than offset by the following factors:

  •
  Cancellation of all outstanding purchase orders with two of our former contract manufacturers in March 2002. In connection with the cancellation, we signed promissory notes for existing payables to the vendors and for certain materials held by the vendors. At March 2002, these notes totaled approximately $22.5 million, bore interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. At December 31, 2002, we determined that the entire materials held by the vendors will likely be of no future use to Com21 because these materials relate to our older version of modems which we no longer sell, and that we could not find any buyer for the parts. Accordingly, all materials held at these vendors of $9.7 million were written off. In addition to the notes, Com21 granted warrants to the vendors to purchase a total of 350,000 shares of common stock, which resulted in a charge of $219,000 to cost of revenues. We are currently in default on the promissory notes to both contract manufacturers, as scheduled payments in July were not made. Com21 is seeking to renegotiate the notes with the contract manufacturers and resolve the matter.

  •
  Write-off of component and finished goods inventory related to certain discontinued ATM and DOCSIS modems of $3.2 million.

        Overall, we believe margins will improve during 2003. As noted above, we intend to focus on sales of our higher margin XB System while de-emphasizing our DOCSIS modem business. We intend to aggressively pursue DOCSIS system opportunities while we support our existing ATM customers, working with them in their transition toward our XB System solution.

        Gross margins decreased to 4.8% in 2001 from 22.0% in 2000. The decrease in margins was due primarily to the shift in product mix to include higher unit volumes of the lower priced DOCSIS modems. DOCSIS cable modem shipments increased from 49.8% of total Com21 modem shipments in 2000 to 55.3% of total Com21 modems shipped in 2001. The decrease in gross margin is also due to the carrying charges resulting from excess inventory at our contract manufacturers, write off of our obsolete component and finished goods inventory and amortization of intangible assets as a result of the GADline acquisition.

        Research and Development.    Research and development expenses consist primarily of personnel costs, as well as prototype material expenditures and equipment and supplies required to develop and to enhance our products. Research and development expenses decreased 50.2% to $11.2 million in 2002 from $22.6 million in 2001. The decrease in research and development expenses is due to our efforts to reduce expenses through workforce reductions and consolidation of excess research and development facility. In 2003, we anticipate that research and development expenses will decline by $0.8 million to $1.0 million. The decline is likely to result from the 2002 personnel reductions as well as the continuing effort to reduce expenses and future work force reductions.

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

        Restructuring Charges.    Restructuring charges of $69.3 million and $3.8 million resulted from actions during 2001 and 2002, respectively, to reduce operating expenses. This included reductions in workforce, reorganization and closure of certain business functions, and consolidation of excess facilities.

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

        Total Other Income (Expense), Net.    Total other income (expense), net increased to a $2.3 million expense in 2002 from $3,000 in expense in 2001. The increase was attributable to lower interest income on a declining cash and investments balance during 2001 and 2002, coupled with $1.0 million write down of an impaired investment and interest expense related to the notes payable entered into during the first quarter of 2002. The $1.0 million write down resulted from our periodic review of our investments for impairment. During our review in the first quarter of 2002, we noted that the company we invested in had its financial position severely weakened due to slow demand for its products during 2002. Additionally, our investment was illiquid as we had no ability to transfer or sell the shares without the company's approval and therefore, we had no way to receive partial value for our investment. As the company financial position was weak, and we can not extract value from the shares, we determined that the investment had an impairment of value that was other than temporary, and therefore, the investment was written off during the first quarter of 2002.

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

Liquidity and Capital Resources

        At December 31, 2002, our cash, cash equivalents and short-term investments were $4.9 million, compared to $29.7 million at December 31, 2001. Included in the amounts at December 31, 2001 was a $10.0 million in restricted cash used for a stand-by letter of credit. The stand-by letter of credit was issued to our former contract manufacturer, Celestica. During July 2002, the letter of credit for $10.0 million was drawn by Celestica, reducing both the restricted cash and the related note payable by $10.0 million. Included in the cash amounts at December 31, 2002 is $409,000 in restricted cash held in an escrow account to retain key employees.

        Net cash used in operating activities was $6.8 million for the year ended 2002. Cash used in operating activities resulted from all of the following decreases to assets: a decrease in accounts receivable—trade of $8.2 million; a decrease in accounts receivable—other of $6.2 million; a decrease in inventory of $15.9 million; an increase accrued restructuring charges of $3.2 million. The inflow of cash was offset by a net loss of $38.1 million which included (non-cash charge of $8.9 million related to stock-based compensation, warrants issued to contract manufacturers, depreciation and amortization, non-cash restructuring charges, deferred rent, write off of impaired investment, goodwill, and loss on sale of assets); a decrease in accounts payable of $9.3 million; and a decrease in accrued compensation and related benefits of $869,000 and a decrease in other current liabilities of $1.1 million. The decrease in accounts receivable—trade related to the decrease in revenues for the year. The decrease in accounts receivable—other related primarily to the offset between accounts receivable and accounts payable between Com21 and our two former contract manufacturers. The decrease in inventory was due to utilization of existing inventory during the year, the write-off of components and finished goods on certain discontinued ATM modems, and the reserve for excess and obsolete inventory held by our two former contract manufacturers.

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

        The following table depicts our contractual obligations (net of sublease collections) as of December 31, 2002:

	Contractual Obligations
	Total	1-3 Year	4-5 Year	Greater Than 5 Year
	(in thousands)
Notes Payable	$11,504	$11,504	$—	$—
Inventory Purchase Commitments	2,692	2,692	—	—
Capital Lease Obligations	197	160	37	—
Operating Lease Obligations	11,034	10,111	346	577

Total Contractual Cash Obligations	$25,427	$24,467	$383	$577

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

        During the second quarter of 2002, we reevaluated the goodwill due to indicators of impairment including substantial decreases in ATM related revenues and future projections. Com21 performed a valuation of the ATM reporting unit and allocated the fair value to all of the assets and liabilities of that unit, including any unrecognized intangible assets. Based on this allocation, there was no excess fair value over the amounts assigned to the unit's assets and liabilities, and therefore no implied goodwill. As a result of this valuation, we wrote off the remaining goodwill of $3.6 associated with the ATM business unit.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the related existing disclosure requirements. As more fully described in Notes 1 and 10, the Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We will adopt the disclosure provisions of SFAS No. 148 in the first quarter of fiscal year 2003. We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

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

        Foreign Currency Risk.    To date, our international sales have been dominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to sales transactions. During 2002, we had sales in Euro; however, the U.S. dollars and the Euro dollars were of equivalent; therefore, it did not have a material impact on our consolidated financial positions or results of operation. The functional currency of our subsidiary in Ireland is the U.S. dollar; however, the local accounts are maintained in Irish pounds subjecting us to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial positions or results of operation.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
January 21, 2003 (February 21, 2003 as to Note 17)

Com21, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2001	2002
ASSETS
Current Assets:
Cash and cash equivalents	$19,673	$4,423
Restricted cash	10,025	409
Short-term investments	37	86
Accounts receivable:
Trade (net of allowances of $2,383 and $586 in 2001 and 2002, respectively)	11,945	3,697
Related parties	63	—
Other	10,837	468
Inventories	18,335	8,274
Prepaid expenses and other	970	776

Total current assets	71,885	18,133
Long-term investments	2,000	1,000
Property and equipment—net	7,365	4,260
Intangibles assets—net	3,570	—
Other assets	155	166

Total assets	$84,975	$23,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$36,818	$6,562
Accrued compensation and related benefits	1,635	766
Accrued restructuring charges	2,211	5,238
Other current liabilities	3,519	2,377
Current capital lease and debt obligations	6,178	11,665

Total current liabilities	50,361	26,608
Deferred rent	239	171
Accrued restructuring charges	2,971	3,157
Capital lease and debt obligations	198	36

Total liabilities	53,769	29,972

Commitments and contingencies (Note 9)
Stockholders' Equity(Deficiency):
Preferred stock, $0.001 par value; 5,000,000 shares authorized and undesignated; none issued and outstanding	—	—
Common stock, $0.001 par value; shares authorized: 2000, 40,000,000; 2001, 160,000,000; shares issued and outstanding: 2001, 28,106,848; 2002, 28,394,371	28	28
Additional paid-in capital	272,502	272,957
Accumulated deficit	(241,324)	(279,447)
Accumulated other comprehensive income	—	49

Total stockholders' equity (deficiency)	31,206	(6,413)

Total liabilities and stockholders' equity (deficiency)	$84,975	$23,559

See Notes to Consolidated Financial Statements.

Com21, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2000	2001	2002
Net revenues ($2,122 and $42, in 2000 and 2001, respectively, from related parties)	$193,983	$122,761	$56,228

Cost of revenues ($1,588 and $58 in 2000 and 2001, respectively, for related parties)	149,804	109,960	45,301
Cost of change in contract manufacturers	—	—	9,674
Write off of discontinued product inventory	—	5,602	3,246
Amortization of intangible assets	1,515	1,264	—

Total cost of revenues	151,319	116,826	58,221

Gross profit (loss)	42,664	5,935	(1,993)

Operating expenses:
Research and development	46,932	22,582	11,248
Sales and marketing	29,064	18,926	7,694
General and administrative	10,884	13,366	7,335
Restructuring charges	—	69,320	3,775
Write off of fixed assets	—	1,416	—
Amortization of intangible assets	5,176	4,988	—
Impairment loss on goodwill	—	—	3,570
Stock-based compensation*	1,812	1,567	40
In-process research and development	8,823	—	—

Total operating expenses	102,691	132,165	33,662

Loss from operations	(60,027)	(126,230)	(35,655)

Other income (expense):
Interest income	4,825	1,765	191
Interest expense	(74)	(867)	(1,272)
Impairment loss on investment	—	—	(1,000)
Other income (expense)—net	(758)	(901)	(201)

Total other income (expense), net	3,993	(3)	(2,282)

Loss before income taxes	(56,034)	(126,233)	(37,937)
Incomes taxes	22	19	186

Net loss	(56,056)	(126,252)	(38,123)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(443)	279	49

Comprehensive loss	$(56,499)	$(125,973)	$(38,074)

Net loss per share, basic and diluted	$(2.42)	$(4.67)	$(1.35)

Shares used in computation, basic and diluted	23,123	27,031	28,290

* Stock-based compensation:
Research and development	$1,453	$1,437	$—
Sales and marketing	25	29	—
General and administrative	334	101	40

	$1,812	$1,567	$40

See Notes to Consolidated Financial Statements.

Com21, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Balances, January 1, 2000	21,619,172	$22	$179,138	$(230)	$(59,016)	$164	$120,078
Exercise of stock options	637,472	1	3,489	—	—	—	3,490
Sale of stock under employee stock purchase plan	92,556	—	946	—	—	—	946
Repurchase of shares	(196,733)	—	(272)	—	—	—	(272)
Value of stock options issued in acquisitions	—	—	4,683	—	—	—	4,683
Issuance of common stock in acquisitions	2,281,750	2	67,340	—	—	—	67,342
Issuance of restricted stock	245,000	—	6,049	(6,049)	—	—	—
Deferred stock compensation	—	—	1,372	(1,372)	—	—	—
Issuance of stock options and warrants to nonemployees for services	—	—	1,058	—	—	—	1,058
Amortization of deferred stock compensation	—	—	—	1,812	—	—	1,812
Unrealized loss on available-for-sale investments	—	—	—	—	—	(443)	(443)
Net loss	—	—	—	—	(56,056)	—	(56,056)

Balances, December 31, 2000	24,679,217	25	263,803	(5,839)	(115,072)	(279)	142,638
Exercise of stock options	387,347	—	229	—	—	—	229
Sale of stock under employee stock purchase plan	295,998	—	386	—	—	—	386
Repurchase of shares	(440)	—	(1)	—	—	—	(1)
Issuance of common stock for acquisition milestones	244,726	—	1,333	—	—	—	1,333
Issuance of common stock in private equity financing (net of issuance costs of $780)	2,450,000	3	4,348	—	—	—	4,351
Issuance of warrants in private equity financing	—	—	2,513	—	—	—	2,513
Net reversal of deferred stock compensation from forfeitures	—	—	(293)	293	—	—	—
Issuance of common stock to employees for services	50,000	—	127	—	—	—	127
Issuance of stock options to non-employees for services	—	—	57	—	—	—	57
Amortization of deferred stock compensation	—	—	—	5,546	—	—	5,546
Unrealized gain on available-for-sale investments	—	—	—	—	—	279	279
Net loss	—	—	—	—	(126,252)	—	(126,252)

Balances, December 31, 2001	28,106,848	28	272,502	—	(241,324)	—	31,206
Exercise of stock options	116,986	—	115	—	—	—	115
Sale of stock under employee stock purchase plan	170,537	—	81	—	—	—	81
Issuance of warrants to contract manufacturers	—	—	219	—	—	—	219
Issuance of stock options to non-employees for services	—	—	40	—	—	—	40
Unrealized gain on available-for-sale investments	—	—	—	—	—	49	49
Net loss	—	—	—	—	(38,123)	—	(38,123)

Balances, December 31, 2002	28,394,371	$28	$272,957	$—	$(279,447)	$49	$(6,413)

See Notes to Consolidated Financial Statements.

Com21, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,056)	$(126,252)	$(38,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,870	1,625	40
Warrants issued to contract manufacturers	—	—	219
Depreciation and amortization	11,904	11,330	3,224
In-process research and development	8,823	—	—
Deferred rent	67	(118)	(68)
Gain on sales and maturities of investments	(536)	(830)	—
Write-off of impaired investments	—	769	1,000
Write-off of impaired goodwill adn purchased technology	—	51,305	3,570
Write-off of impaired asset	2,518	6,344	123
Write-off of stock-based compensation	—	4,368	—
Loss on sale of assets	—	—	793
Changes in operating assets and liabilities:
Accounts receivable—trade	(24,902)	27,495	8,248
Accounts receivable—related parties	4,172	549	63
Accounts receivable—other	(9,271)	(678)	6,168
Inventories	(24,599)	13,451	15,856
Prepaid expenses and other	(1,519)	2,165	194
Other assets	(2,165)	572	(11)
Accounts payable	33,812	(10,406)	(9,332)
Accrued compensation and related benefits	715	(2,007)	(869)
Accrued restructuring charges	—	5,182	3,213
Other current liabilities	(1,129)	(2,903)	(1,142)

Net cash used in operating activities	(55,296)	(18,039)	(6,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,911)	(1,087)	(1,035)
Purchases of investments	(55,794)	—	—
Proceeds from sales and maturities of investments	133,875	9,730	—
Purchase of companies, net of cash acquired	(783)	—	—

Net cash provided by (used in) investing activities	65,387	8,643	(1,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private equity financing, net	—	6,864	—
Proceeds from issuance of common stock	4,436	615	196
Repurchases of common stock	(272)	(1)	—
Proceeds from issuance of debt obligations	10,000	6,000	—
Repayments under debt obligations	—	(10,480)	(6,000)
Repayments under capital lease obligations	(592)	(391)	(180)
Repayments on debt obligations	(3,675)	—	(11,013)
Restricted cash (increase) decrease	(11,250)	1,225	9,616

Net cash provided by (used in) financing activities	(1,353)	3,832	(7,381)

Net change in cash and cash equivalents	8,738	(5,564)	(15,250)
Cash and cash equivalents, beginning of year	16,499	25,237	19,673

Cash and cash equivalents, end of year	$25,237	$19,673	$4,423

NONCASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under capital lease	$—	$476	$—

Deferred stock compensation	$7,421	$(293)	$—

Unrealized gain (loss) on available-for-sale investments	$(552)	$(279)	$49

Common stock issued to acquire companies	$67,342	$—	$—

Value of stock options issued in acquisitions	$4,683	$—	$—

Issuance of common stock for acquisition milestones	$—	$1,333	$—

Warrants to purchase common stock	$—	$—	$219

Liabilities net of assets converted to notes payable (Note 6)	$—	$—	$22,518

Letter of credit drawn by contract manufacturer reducing notes payable (Note 6)	$—	$—	$10,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$22	$19	$186

Cash paid for interest	$190	$867	$518

See Notes to Consolidated Financial Statements.

Com21, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2000, 2001 and 2002

1. Business and Significant Accounting Policies

        Business—Com21, Inc. (the Company or Com21) was incorporated in Delaware in June 1992. The Company is a global supplier of broadband access solutions. The Company develops and sells Data Over Cable System Interface Specification (DOCSIS), and headend equipment, subscriber cable modems and network management software to support the Asynchronous Transfer Mode (ATM). Such products enable domestic and international cable operators to provide high-speed, cost-effective Internet access to a variety of subscriber markets including corporate telecommuters, small businesses and private homes.

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

        Basis of Presentation—The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Certain prior period amounts in the accompanying audited condensed consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

        Financial Statement Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, reserves for sales returns, provisions for inventory to reflect the net realizable value, estimates of fair value for investments in publicly and privately held companies, estimates of remaining obligations on leased facilities, valuation allowances against deferred income taxes and accruals for product warranty and other liabilities. Actual results could differ from those estimates.

        Cash Equivalents—The Company considers all highly liquid debt instruments with maturities at the date of purchase of three months or less to be cash equivalents.

        Restricted Cash—As of December 31, 2001 and 2002, there was $25,000 cash held in a certificate of deposit for letters of credit used as security on purchases from a vendor, and $409,000 of cash held in an escrow to retain key employees.

        Investments—Investment in privately held company is stated at fair value. Investment in publicly held company is stated at fair value based on Nasdaq's quoted market prices. Investments are classified as available-for-sale based on the Company's intended use. The difference between amortized cost and fair value representing unrealized holding gains or losses, net of deferred taxes, are recorded as a component of stockholders' equity as accumulated other comprehensive income (loss). Gains and losses on sales of investments are determined on a specific identification basis.

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

        Other Accounts Receivable—Other accounts receivable consists of receivables due from third party outsource manufacturers for the sale of component inventories used by the manufacturers in the production of the Company's product.

        Inventories—Inventories consist of networking equipment, modems and sub-assemblies stated at the lower of cost (first-in, first-out method) or market.

        Property and Equipment—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Amortization of leasehold improvements and assets recorded under capital lease agreements are computed using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

        Intangible Assets—Intangibles assets are amortized on a straight-line basis over useful lives of three to five years.

        Long-Lived Assets—The Company evaluates long-lived tangible and intangible assets for impairment using a discounted cash flows method whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On January 1, 2002, Com21 adopted SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 had no impact on Com21's consolidated financial position, results of operations or cash flows.

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

        Income Taxes—The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

        Certain Significant Risks and Uncertainties—The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future consolidated financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers or key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; the Company's ability to obtain additional capital to support operations; and the Company's ability to attract and retain employees necessary to support its growth.

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

        Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. The Company generates revenue from the sale of products and related services to its customers.

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

        Software Development Costs—Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time certain development costs required to attain general production release would be capitalized. To date, the Company's software development has essentially been completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

        Stock-Based Compensation—In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In December 2002, the Company adopted the disclosure requirements of SFAS No. 148 which requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using Accounting Principles Board Statement (APB) No. 25, Accounting for Stock Issued to Employees. We will adopt the disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003. We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

        Foreign Currency—The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate as of the balance sheet date, nonmonetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Translation gains and losses, which are included in other income (expense)—net in the accompanying consolidated statements of operations and comprehensive loss, were not significant in 2001, and was a loss of $628,000 and $192,000 in 2000 and 2002, respectively.

        Comprehensive Loss—In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total, the change in net assets during the period from nonowner sources in a consolidated statement of comprehensive loss which has been included with the consolidated statements of operations. Accumulated other comprehensive income in the accompanying consolidated balance sheets consists entirely of unrealized gains and losses on available-for-sale investments for all periods presented.

        Net Loss Per Share—Basic earnings per share, or EPS, excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (restricted stock, common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive.

        New Accounting Standards—In June, 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 had no effect on Com21's consolidated financial position, results of operations or cash flows.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the related existing disclosure requirements. As more fully described in Notes 1 and 10, the Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We will adopt the disclosure provisions of SFAS No. 148 in the first quarter of fiscal year 2003. We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

2. Investments

        The amortized cost and the fair value of available-for-sale securities are presented in the tables below:

	December 31, 2001
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
	(in thousands)
Corporate equity securities	$2,037	$—	$2,037

Reported as:
Short-term investments			$37
Long-term investments			2,000

	Total		$2,037

	December 31, 2002
	Amortized Cost	Unrealized Holding Gains	Fair Value
	(in thousands)
Corporate equity securities	$1,037	$49	$1,086

Reported as:
Short-term investments			$86
Long-term investments			1,000

	Total		$1,086

        During 2002, the Company recorded $1,000,000 related to the impairment of our investment in a privately held company during our periodic review of our investments for impairment. During our review in the first quarter of 2002, we noted the company we invested in had its financial position severely weakened due to slow demand for its products during 2002. Additionally, our investment was not liquid as we had no ability to transfer or sell the shares without the company's approval and therefore we had no way to receive partial value for our investment. As the company's financial position was weak, and we had no way of extracting value from the shares, we judged that the investment had an impairment of value that was other than temporary and therefore the investment was written off during the first quarter of 2002.

3. Inventories

        Inventories consist of:

	December 31,
	2001	2002
	(in thousands)
Raw materials and sub-assemblies	$5,719	$1,690
Work-in-process	909	1,502
Finished goods	11,707	5,082

	$18,335	$8,274

4. Property and Equipment

        Property and equipment consists of:

	December 31,
	2001	2002
	(in thousands)
Equipment under capital lease	$476	$476
Computer equipment and software	12,445	12,373
Production equipment	7,768	7,554
Leasehold improvements	1,021	904
Furniture and fixtures	1,167	1,147

	22,877	22,454
Accumulated depreciation and amortization	(15,512)	(18,194)

Total	$7,365	$4,260

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

Total revenues	$196,824
Net loss	$(59,384)
Net loss per share, basic and diluted	$(2.44)
Shares used in computation, basic and diluted	24,346

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

	2000	2001	2002
	(in thousands except per share amounts)
Net loss, as reported	$(56,056)	$(126,252)	$(38,123)
Add back amortization of:
Goodwill	4,815	4,696	—
Tradename and workforce in place previously classified as intangible asset	321	268	—

Net loss, as adjusted	$(50,920)	$(121,288)	$(38,123)

Net loss per share, basic and diluted, as reported	$(2.42)	$(4.67)	$(1.35)
Add back amortization of:
Goodwill	0.21	0.17	—
Tradename and workforce in place previously classified as intangible asset	0.01	0.01	—

Net loss per share, basic and diluted, as adjusted	$(2.20)	$(4.49)	$(1.35)

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

7. Debt Obligations

        Debt obligations consist of:

	December 31,
	2001	2002
	(in thousands)
Line of credit	$6,000	$—
Notes payable	—	11,504

Total	$6,000	$11,504

        Line of Credit—Com21 entered into a borrowing agreement in December 2001 which consisted of a revolving line of credit for working capital purposes, and a $10,000,000 letter of credit facility which can be utilized as security for a contract manufacturer. The letter of credit facility was drawn by one of the contract manufacturers in July 2002. The revolving line of credit was cancelled by both parties in August 2002.

        Notes Payable—In March 2002, Com21 executed two promissory notes with its two contract manufacturers for all net accounts payable owed to the contract manufacturer and all excess materials purchased by the contract manufacturer for Com21's product. These notes totaled $22,518,000, bore interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. During July 2002, the letter of credit for $10,000,000 was drawn by one of the contract manufacturers, reducing both the restricted cash and the related note payable by $10,000,000. At December 31, 2002, Com21 had $11,504,000 outstanding under the notes, which is due in monthly installments though December 31, 2003 and May 30, 2004.

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

8. Accrued Warranties

        Com21 sells product under warranty. The warranty for modems are for five years, and for system related products are for one year. A summary of the accrued warranty, which is part of other current liabilities, for the year ended December 31, 2002 is as follows (in thousands):

	December 31, 2001	Provision	Utilized	December 31, 2002
Accrued warranty	$1,223	$1,973	$(2,737)	$459

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

        A summary of the accrued restructuring charges for the year ended December 31, 2001 and 2002 are as follows (in thousands):

	2001 Restructuring Provision	Utilized	Balance at December 31, 2001
Workforce reduction	$1,212	$(1,142)	$70
Closure of Maryland development center	4,704	(4,704)	—
Spin-off of voice system division	55,647	(55,647)	—
Exiting excess facilities	7,757	(2,645)	5,112

Total	$69,320	$(64,138)	$5,182

	Balance at December 31, 2001	Provision	Utilized	Balance at December 31, 2002
Workforce reduction	$70	$545	$(580)	$35
Closure of excess facilities	5,112	3,480	(232)	8,360

Total	$5,182	$4,025	$(812)	$8,395

        Workforce Reduction—The restructuring programs resulted in the reduction of approximately 143 and 60 employees, respectively, across all business functions and operating units, including employees of the wireless business unit, Maryland development center and corporate headquarters during 2001 and 2002. The remaining $35,000 accrual at December 31, 2002 related to severance and fringe benefits to be disbursed in the first quarter of 2003.

        Closure of the Wireless Business Unit—In April 2001, Com21 ceased development in its wireless business unit to focus efforts on projects with shorter development cycles. All wireless employees were terminated and the facility located in Long Island, New York was closed in May 2001. The restructuring charges associated with this action are included within the "workforce reduction" and "exiting of excess facilities" in the table above.

        Closure of the Maryland Development Center (formerly known as BitCom)—As Com21 consolidated its facilities and focused on reducing expenses, the development of ATM products was transferred from the Maryland development center to the facility in Cork, Ireland in April 2001. The Maryland development center was then closed and all employees terminated in May 2001. This closure resulted in a restructuring charge in 2001 of $4,704,000 resulting primarily from the acceleration of deferred stock compensation related to stock awards given to employees upon termination.

        Spin-off of the Voice Systems Division (formerly known as GADline)—In June 2001, Com21 sold the voice systems division to the division's management team and recorded a restructuring charge of $55,647,000. Of the amount, $36,028,000 related to the impairment of goodwill, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill. The goodwill originated in 2000 in the GADline acquisition. The goodwill related primarily to voice technology still in development at the time of the acquisition. Com21 does not plan to continue to fund this technology, to develop alternative technology or to integrate any existing GADline voice technology in future products. As there would be no future benefit to Com21 from the GADline business, the remaining net book value of $36,028,000 of goodwill was written off at the time of the sale.

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

        The remaining $4,894,000 of the charge associated with the sale of the voice systems division includes a cash payment to the buyers of $1,570,000, which was paid at the time of separation and disposal of net intangible assets. In 2001, the Company determined that a note receivable from GADline of $250,000 was not collectible; therefore, the amount was written off and charged to restructuring expense. During 2002, the Company received a payment for the note that was recorded as an offset to restructuring expense.

        Exiting of Excess Facilities—In connection with the restructure actions, the Company exited the wireless business unit facility in Long Island, New York; the Maryland development center in Germantown, Maryland; and a building in Milpitas, California in the second quarter of 2001. Com21 recorded a charge of $7,757,000 related primarily to the net rental expense on non-cancelable leases, the write-off of fixed assets and leasehold improvements associated with the exit activity. Amounts accrued in association to non-cancelable leases relate only to the items that the Company believes it will be obligated to pay but does not include amounts for related late payment charges. The Company believes it will be obligated to pay but does not include amounts for related late payment charges. As a result of changing real estate market conditions in California, Com21 revised the assumptions related to the timeframe to sublease the Milpitas building, resulting in an additional provision of $3,115,000 in 2002 which was offset by a $135,000 reversal of the accrual for the Long Island facility resulting from entering into a sublease agreement with a third party.

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

        Future minimum lease payments under capital and operating leases and the present value of minimum lease payments under capital leases as of December 31, 2002 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(in thousands)
2003	$172	$4,103
2004	37	3,920
2005	—	2,088
2006	—	173
2007	—	173
Thereafter	—	577

Future minimum lease payments	209	$11,034

Amounts representing interest (9% to 11%)	(12)

Present value of future minimum lease payments	$197

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

        In connection with the renegotiations with the two former contract manufacturers agreement, we issued warrants to purchase a total of 350,000 shares of common stock at a weighted average price of $1.22 per share. The warrants are immediately exercisable until expiration in March 2005. The fair value of these warrants in the amount of $219,000 was recognized as cost of revenues in the first quarter of 2002. Com21 determined the fair value of the warrants using the Black-Scholes option pricing model over the contractual terms of the warrants with the following weighted average assumptions: stock volatility, 75%; risk free interest rate, 3.89%; and no dividends during the contractual terms. None of the warrants have been exercised, and all remain outstanding at December 31, 2002.

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

Net Loss Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Years Ended December 31,
	2000	2001	2002
	(in thousands, except per share amounts)
Net Loss (Numerator):
Net loss, basic and diluted	$(56,056)	$(126,252)	$(38,123)

Shares (Denominator):
Weighted average common shares outstanding	23,256	27,232	28,290
Weighted average common shares outstanding subject to repurchase or forfeiture	(133)	(201)	—

Shares used in computation, basic and diluted	23,123	27,031	28,290

Net loss per share, basic and diluted	$(2.42)	$(4.67)	$(1.35)

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

Equity Plans

        Under the 1998 Stock Incentive Plan (the 1998 Stock Plan), the Company is authorized to issue shares of common stock to employees, directors and consultants under five separate programs: Discretionary Option, Stock Issuance, Salary Investment Option Grant, Automatic Option Grant and Director Fee Option Grant. The number of shares reserved for issuance under the 1998 Stock Plan automatically increases at the beginning of each calendar year by an amount equal to 5% of the total number of shares of common stock outstanding at the end of the preceding year (1,419,718 shares on January 2, 2003). The Discretionary Option Program of the 1998 Stock Plan provides for the grant of incentive stock options and nonstatutory stock options to employees, directors and consultants at prices not less than the fair market value at the date of grant. These options generally vest and become exercisable for 25% after the first 12 months from the date of grant and then ratably over a 36-month period thereafter. Options granted under the 1998 Stock Plan generally expire ten years from the date of grant.

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

        Stock option activity under the equity plans was as follows:

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances, January 1, 2000 (1,124,453 shares vested at a weighted average price of $5.03 per share)	101,154	3,903,129	$13.85
Reserved	2,580,959	—	—
Granted (weighted average fair value of $12.54 per share)	(4,556,623)	4,556,623	19.75
Canceled	2,119,892	(2,119,892)	19.10
Repurchased	196,733	—	—
Exercised	—	(637,472)	5.47

Balances, December 31, 2000 (1,147,269 shares vested at a weighted average price of $10.90 per share)	442,115	5,702,388	17.55
Reserved	2,734,417	—	—
Granted (weighted average fair value of $1.20 per share)	(5,373,638)	5,373,638	1.92
Canceled	4,167,355	(4,167,355)	13.67
Repurchased	440	—	—
Exercised	—	(387,347)	0.59
Direct issuance of common stock from plan	(50,000)	—	—

Balances, December 31, 2001 (1,806,722 shares vested at a weighted average price of $15.79 per share)	1,920,689	6,521,324	8.17
Reserved	1,405,340	—	—
Granted (weighted average fair value of $0.55 per share)	(3,188,746)	3,188,746	0.91
Canceled	3,613,124	(3,613,124)	7.40
Repurchased	—	—	—
Exercised	—	(116,986)	0.99
Direct issuance of common stock from plan	—	—	—

Balances, December 31, 2002	3,750,407	5,979,960	$4.90

        Additional information regarding options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Vested Options
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.16-$0.23	129,500	9.8	$0.17	100,000	$0.16
$0.35-$0.45	44,500	9.5	0.38	30,583	0.35
$0.62-$0.93	1,592,472	9.1	0.91	549,468	0.90
$0.94-$1.22	2,708,980	8.8	1.02	1,895,663	1.01
$1.80-$2.00	68,000	8.4	1.98	62,915	1.99
$2.38-$3.31	12,750	7.7	2.91	6,280	2.98
$4.19-$5.72	280,436	8.1	4.26	114,803	4.30
$6.60-$9.00	79,115	6.7	7.52	74,446	7.47
$10.75-$16.13	474,150	7.3	13.68	335,937	13.73
$17.13-$24.81	381,724	7.1	21.20	289,949	21.11
$26.19-$35.06	116,000	6.9	30.18	96,275	30.15
$47.63-$73.50	92,333	7.2	54.02	82,943	53.74

$0.16-$73.50	5,979,960	8.5	$4.90	3,639,262	$5.97

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

        Differences between income taxes computed by applying the statutory federal income tax rate to the loss before income taxes and the provision for income taxes consist of the following:

	Years Ended December 31,
	2000	2001	2002
	(in thousands)
Income taxes computed at 35% U.S. statutory rate	$(19,612)	$(44,182)	$(13,278)
State income taxes	22	19	186
Tax credits	(5,059)	(1,113)	(412)
Foreign losses for which no benefit may be realized	6,110	1,833	249
Non-deductible acquisition charges	1,178	15,227	1,249
Non-deductible stock compensation	1,700	69	14
Change in valuation allowance	16,196	26,002	12,904
Other	(513)	2,164	(726)

Provision for income taxes	$22	$19	$186

        The components of deferred income tax assets are as follows:

	December 31,
	2001	2002
	(in thousands)
Deferred tax assets:
Accruals and reserves not currently deductible	$7,085	$12,065
Capitalized research and development costs	4,073	3,584
Net operating loss carryforwards	42,418	50,935
Tax credit carryforwards	13,358	13,166
Capital loss carryforwards	5,461	5,191
Depreciation	(477)	(119)

Total gross deferred tax assets	71,918	84,822
Valuation allowance	(71,918)	(84,822)

Total deferred tax assets	$—	$—

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

12. Major Customers

        The following table summarizes net revenues and net trade accounts receivable for unaffiliated customers which accounted for 10% or more of net revenues or net trade accounts receivable:

	Accounts Receivable December 31,		Revenues Years Ended December 31,
Customer
	2001	2002	2000	2001	2002
A	21%	—	11%	25%	23%
B	—	10%	—	—	12%
C	—	—	10%	10%	—
D	—	10%	—	—	—
E	—	11%	—	—	—
F	—	—	12%	—	12%

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

15. Segment Information

        For the years ended December 31, 2000, 2001 and 2002, the Company recorded revenue from customers throughout the world. The following presents net revenues for the years ended December 31, 2000, 2001 and 2002 and long-lived assets as of December 31, 2001 and 2002 attributed to significant countries (in thousands):

	2000	2001		2002
	Net Revenues*	Net Revenues*	Long-Lived Assets**	Net Revenues*	Long-Lived Assets**
United States	$64,365	$28,495	$7,266	$18,105	$3,973
The Netherlands	44,848	40,185	366	18,146	131
Other Europe	26,015	17,588	1,840	7,947	1,247
Japan	30,761	26,059	—	7,188	—
Canada	12,580	4,968	—	2,145	—
Asia	10,626	34	48	477	75
South/Central America	4,222	5,419	—	2,204	—
Australia/New Zealand	566	13	—	16	—

Total	$193,983	$122,761	$9,520	$56,228	$5,426

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

        The following tables are the financial results the chief operating decision maker, as defined by SFAS No. 131, utilizes in evaluating the performance of the Company's reportable segments:

	Years Ended December 31,
	2000	2001	2002
	(in thousands)
Revenues:
ATM Products	$125,037	$78,727	$32,276
DOCSIS Products	67,170	43,381	23,952
Voice Products	1,776	653	—

Total	$193,983	$122,761	$56,228

Cost of Revenues:
ATM Products	$85,557	$58,460	$20,199
DOCSIS Products	62,315	49,458	25,102
Voice Products	1,931	2,042	—
Charges due to change in contract manufacturers	—	—	9,674
Write off of discontinued product iventory	—	5,602	3,246
Amortization of intangible assets	1,516	1,264	—

Total	$151,319	$116,826	$58,221

Gross Profit
ATM Products	$39,480	$20,267	$12,077
DOCSIS Products	4,855	(6,077)	(1,150)
Voice Products	(155)	(1,389)	—
Cost of change in contract manufacturers**	—	—	(9,674)
Write off of discontinued product inventory**	—	(5,602)	(3,246)
Amortization of intangible assets**	(1,516)	(1,264)	—

Total	$42,664	$5,935	$(1,993)

**
Cost of change in contract manufacturers, write off of discontinued product inventory and amortization of intangible assets are not presented by segment.

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

	Years Ended December 31,
	2000	2001	2002
	(in thousands)
Headend Equipment	$27,583	$19,456	$6,775
Cable Modems	165,641	102,983	48,842
Network Management Software	759	322	611

Net Revenues	$193,983	$122,761	$56,228

16. Selected Quarterly Financial Results (Unaudited)

        The following tables set forth selected quarterly results of operations for the years ended December 31, 2001 and 2002:

	Quarters Ended
	Mar. 31, 2001	Jun. 30, 2001*	Sep. 30, 2001	Dec. 31, 2001
	(in thousands, except per share amounts)
Net revenues	$32,789	$34,121	$30,096	$25,755
Gross profit	2,900	1,563	405	1,067
Loss from operations	(22,319)	(82,550)	(11,113)	(10,248)
Net loss	(22,062)	(82,425)	(10,653)	(11,112)
Net loss per share, basic and diluted	$(0.87)	$(3.02)	$(0.39)	$(0.40)
Shares used in computation, basic and diluted	25,493	27,268	27,484	27,877
	Quarters Ended
	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
	(in thousands, except per share amounts)
Net revenues	$24,200	$13,187	$12,715	$6,126
Gross profit	(5,971)	1,426	2,778	(226)
Loss from operations	(16,412)	(8,770)	(3,242)	(7,231)
Net loss	(17,569)	(9,273)	(3,500)	(7,781)
Net loss per share, basic and diluted	$(0.62)	$(0.33)	$(0.12)	$(0.27)
Shares used in computation, basic and diluted	28,178	28,290	28,323	28,370

*
The results of operations for the quarter ended June 30, 2001, include a restructuring charge of $67,450,000.

17. Subsequent Event

        On February 21, 2003, our securities were delisted from the Nasdaq SmallCap Market and are now traded on the Over the Counter Bulletin Board.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEMS 10. DIRECTORS AND EXECUTIVE OFFICERS OF COM21, INC.

DIRECTORS

        The following table sets forth certain information regarding the Directors of Com21 as of February 1, 2003:

Name	Age	Position	Director Since
George Merrick	55	President, Chief Executive Officer and Director	2001
Paul Baran	76	Chairman of the Board	1992
James R. Gagnard	56	President and Chief Executive Officer Of Questra Corporation	2001
Susan H. Nycum	67	Retired Partner at Baker & McKenzie	2001
Daniel J. Pike	51	Chief Technology Officer of GCI Cable and Entertainment	2000
James J. Spilker, Jr	69	Chairman of the Board and Acting Chief Executive Officer of Rosum Corp	2001

        George A. Merrick.    Mr. Merrick, age 55, has served as President and Chief Executive Officer of Com21 since October 2001 and has been a Director since May 2001. Before joining Com21, Mr. Merrick was the Chief Executive Officer of Advanced Rendering Technology, a computer graphics company, from September 1997 to September 2001. Prior to that, he was Vice President of Dynatech Corp., a technology holding company, and President of Visual Communications Technologies Group from September 1994 to September 1997. Mr. Merrick also served in several executive capacities with Ampex Corporation, a data and video recording and processing company, starting in 1978 as a General Manager for Ampex Switcher Co, a startup acquired by Ampex Corporation. From 1987 to 1990 he served as Vice President of Ampex Corporation, and President of its Video Systems Subsidiary. From 1990 to 1994 he served as Ampex's Executive Vice President and spokesman on HDTV. Additionally, from 1989 to 1990, he served as President of Ampex Corporation's Recording Systems Subsidiary. Mr. Merrick has also served on the board of the Montreux Television Symposium and MIT's Center for Advanced Television Studies. Mr. Merrick received a B.S. in Marketing and Finance from San Jose State University.

        Paul Baran.    Mr. Baran, age 76, has been the Chairman of the Board since Com21's inception in June 1992 and is presently retired. Mr. Baran has received several awards including the Franklin Institute's Bower Prize for Science (2001) for his invention of packet switching. Other awards include the Institute of Electronics and Electrical Engineering, Inc. ("IEEE") Internet Award (2000), the Business Journal Entrepreneurial Award in Technology (1999), the Marconi International Fellowship Award (1991), the IEEE Alexander Graham Bell Medal (1990), the ACM SIG/Communications Award (1989) and the IEEE Communications Society Edwin Armstrong Award (1987). He co-founded seven companies, of which five went public. He holds 30 U.S. patents and is a Life Fellow of the IEEE, a Fellow of the AAAS and a member of the U.S. National Academy of Engineers. Mr. Baran received an M.S. in Computers from the University of California, Los Angeles, a B.S. in Electrical Engineering, a Dr.Sci. in Engineering (Hon.) from Drexel University and Ph.D. in Policy Analysis (Hon.) from the RAND Graduate School.

        James R. Gagnard.    Mr. Gagnard, age 56, has been a Director of Com21 since May 2001. Mr. Gagnard has been President and Chief Executive Officer of Questra Corporation, an enterprise software company, since September 2001. From September 1999 to September 2001, he was an interim-CEO consultant to enterprise software companies, including Eletter, Inc., where he served as President and Chief Executive Officer from September 2000 to June 2001. Mr. Gagnard also served as President and Chief Executive Officer at Diffusion, Inc., a private Internet based application provider, from September 1996 to September 1999 and Trinzic Corporation, a public software and services company, from January 1990 to August 1995. At Pansophic Systems, Inc., Mr. Gagnard served as Senior Vice President and General Manager from 1987 to 1990; Vice President, International Operations from 1985 to 1987 and Vice President, European Operations from 1982 to 1985. Mr. Gagnard received a B.S.E.E. from Illinois Institute of Technology.

        Susan H. Nycum.    Ms. Nycum, age 67, has been a Director of Com21 since May 2001. Ms. Nycum was a Partner at the law firm of Baker & McKenzie from 1987 until her retirement in June, 2002. She was a member of the Intellectual Property/Information Technology/E-Commerce Practice Group. Ms. Nycum has been Chairman of the American Bar Association Section of Science and Technology, President of the Computer Law Association, and Chair of the International Bar Association's Committees on Software Protection and Computer Abuse. She served twice as an ABA appointed member of the National Conference of Lawyers and Scientists from 1978 to 1984 and from 1991 to 1994. She is the only lawyer to be elected a Fellow of the Association for Computing Machinery. Ms. Nycum is also a member of the American Arbitration Association Large Complex Case Panel, both arbitration and mediation, a fellow of the American Bar Foundation and a fellow of the American Bar Association College of Law Practice Management. She also serves as governor of the International Council for Computer Communication. Ms. Nycum received an A.B. from Ohio Wesleyan University and a J.D. from Duquesne University Law School.

        Daniel J. Pike.    Mr. Pike, age 51, has been a Director of Com21 since March 2000. Mr. Pike is currently Chief Technology Officer at General Communication, Inc. (GCI) Cable and Entertainment. From November 2000 until March 2003, he was Chief Technology Officer at Classic Communications, Inc., and a senior advisor to @Security Broadband Corp., a private broadband start-up, since September 2000. Prior to that he served as a Senior Vice President of Science and Technology at Prime Cable from 1982 to September 2000.    Mr. Pike was the recipient of the 1994 Communications Technology Service in Technology Award and received the NCTA Vanguard Award for Science and Technology in 1991. He is a Senior Member of the IEEE and SCTE while holding membership on the CableLabs Board of Directors, NCTA Engineering Committee, Cable Television Pioneers, Society of Motion Picture and Television Engineers and the Advisory Board of Communications Technology. Mr. Pike received a B.S. and a M.S. from Oklahoma State University.

        James J. Spilker, Jr.    Dr. Spilker, age 69, has been a Director of Com21 since February 2000. Dr. Spilker has been Chairman of the Board of Rosum Corporation, a private telecommunications company, since January 2001. In addition, he is currently serving as Rosum's Acting CEO. Since June 2000, he has served as Professor, Consultant, Department of Electrical Engineering, Network Research Center and Center for International Security and Cooperation at Stanford University. Dr. Spilker is a co-founder of Stanford Telecommunications, Inc., where he was Chairman of the Board from 1973 until December 1999 when he sold the company. From December 1999 to June 2000 he was a private consultant. He also served as President and Chief Executive Officer of Stanford Telecommunications, Inc., from August 1981 to June 1995. Dr. Spilker is a member of the National Academy of Engineering of the United States and a Life Fellow of the IEEE. Dr. Spilker received a B.S., M.S. and Ph.D. in Electrical Engineering from Stanford University.

Board and Committee Meetings

        The Board held eight (8) meetings and acted by written consent three (3) times during the fiscal year ended December 31, 2002. The Board has an audit committee and a compensation committee. Each of the directors attended 75% or more of the aggregate of (i) the total number of meetings of the Board (held during the period which he was a director) and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period in which he was a director) during the fiscal year ended December 31, 2002.

        Audit Committee.    The audit committee is primarily responsible for approving the services performed by Com21's independent auditors and reviewing the auditor's reports regarding Com21's accounting practices and systems of internal accounting controls. The Audit Committee operates under an Audit Committee Charter, adopted as revised on January 22, 2003; a copy of the charter is attached hereto as Addendum A. The committee currently consists of three directors, Mr. Baran, Mr. Pike and Dr. Spilker. The audit committee held four (4) meetings and acted by written consent one (1) time during the fiscal year ended December 31, 2002. From May 2001 to September 2002, Ms. Susan Nycum served as a member of the audit committee. Ms. Nycum acted by written consent one (1) time and attended three (3) audit committee meetings during 2002. In September, 2002, Mr. Pike replaced Ms. Nycum on the audit committee. Mr. Pike participated in one (1) meeting of the audit committee during 2002. Mr. Baran and Dr. Spilker participated in all four (4) meetings of the audit committee in 2002. The Board has determined that all members of the audit committee are "independent" as that term is defined in Rule 4200 of the listing standards of the National Association of Securities Dealers.

        Compensation Committee.    The compensation committee is primarily responsible for reviewing and approving Com21's general compensation policy and setting compensation levels for Com21's executive officers. The committee also administers Com21's incentive compensation plans. The committee currently consists of two directors, Mr. Gagnard and Dr. Spilker. The compensation committee held no meetings and acted by written consent two (2) times during the fiscal year ended December 31, 2002. The compensation committee has appointed a secondary committee to the compensation committee that consists of one person. Currently, Mr. Merrick is the sole member of the secondary committee and during 2002, the secondary committee acted by written consent twenty-five (25) times.

Director Compensation

        Since January 1, 2001, Com21 has paid $1,000 to each director each time he or she is present and participating at a regularly scheduled meeting of the Board. Com21 also pays each director $1,000 for his or her presence and participation at each of the meetings of the audit committee and compensation committee of the Board, provided such committee meeting does not occur on the same day as a regularly scheduled meeting of the Board. Mr. Baran did not accept such compensation for his service on the audit committee or for his attendance at regular meetings of the Board.

        Under the Automatic Option Grant Program as currently in effect under Com21's 1998 Stock Incentive Plan, each individual who first joins the Board as a non-employee director will also receive, at the time of such initial election or appointment, an automatic option grant to purchase 25,000 shares of common stock, provided such person has not previously been in Com21's employ. In addition, as currently in effect, on the date of each annual stockholders meeting each individual who continues to serve as a non-employee Board member will automatically be granted an option to purchase 10,000 shares of common stock, provided that such individual has served on the Board for at least six months. Each automatic option grant for the non-employee Board members will have a term of 10 years, subject to earlier termination following the optionee's cessation of Board service. Each automatic option grant will be immediately exercisable for all of the option shares. Any unvested shares purchased under the option will be subject to repurchase by Com21, at the exercise price paid per share, should the optionee cease Board service prior to vesting in those shares.

        Each grant under the Automatic Option Grant Program will have an exercise price per share equal to the fair market value per share of Com21's common stock on the grant date. The shares subject to each initial automatic option grant will vest over a four-year period in successive equal annual installments upon the individual's completion of each year of Board service measured from the option grant date. Each annual automatic option grant will vest over a two-year period in successive equal annual installments upon the individual's completion of each year of Board service measured from the option grant date. However, the shares subject to each automatic option grant will immediately vest in full upon certain changes in control or ownership of Com21 or upon the optionee's death or disability while a Board member.

        At the 2002 stockholders' annual meeting, the stockholders approved a proposal whereby each non-employee director who joins the Board on or after May 16, 2002 will receive an automatic option grant of 25,000 shares (an increase from 15,000 shares) of common stock and each individual who continues to serve as a non-employee Board member will automatically be granted an option to purchase 10,000 shares (an increase from 5,000 shares) of common stock. The stockholders also approved a special one-time grant of an option to purchase 10,000 shares of common stock to each continuing non-employee director.

        The following Board members received an option to purchase 10,000 shares of common stock at an exercise price per share of $0.89, the fair market value per share of common stock on the date of the 2002 stockholders' annual meeting, pursuant to Com21's Automatic Option Grant Program: Paul Baran, James R. Gagnard, Susan H. Nycum, Daniel J. Pike, and James J. Spilker.

        The following Board members received a special one-time grant of an option to purchase 10,000 shares of common stock at an exercise price of $0.89, the fair market value per share of common stock on the date of the 2002 stockholders' annual meeting pursuant to a proposal approved by the stockholders at that meeting: Paul Baran, James R. Gagnard, Susan H. Nycum, Daniel J. Pike, and James J. Spilker. Each option is immediately exercisable but any shares purchased prior to vesting in those shares are subject to repurchase by Com21, at the exercise price paid per share, upon optionee's cessation of Board service. Each 10,000 share special one-time option grant vests over a two-year period in successive equal annual installments upon the individual's completion of each year of Board service measured from the option grant date.

        In addition to receiving compensation related to Board service, Ms. Nycum was paid the aggregate amount of $71,000 for consulting services provided to the company. The services included the review and evaluation of administrative functions including legal, human resources, facilities management and the review of documents, including legal documents, policies and procedures.

Indemnification

        Com21 is currently in the process of entering into indemnification agreements with all of its current directors, as well as certain officers, with the exception of Mr. Baran who has an existing indemnification agreement. These agreements require Com21, among other things, to indemnify a director, or officer as the case may be, against expenses (including attorneys' fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual's status or service as a director or officer of Com21 (other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest). The agreements also require Com21 to advance expenses incurred by an indemnified party in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by Com21.

Compensation Committee Interlocks and Insider Participation

        The members of the compensation committee of Com21's Board are Mr. Gagnard and Dr. Spilker. No executive officer of Com21 serves on the Board or compensation committee of any entity that has one or more executive officers serving as a member of Com21's Board or compensation committee.

MANAGEMENT

        The following table sets forth certain information regarding the executive officers of Com21 as of February 1, 2003:

Name	Age	Position
George Merrick	55	President, Chief Executive Officer and Director
Ralph Marimon	45	Chief Financial Officer, Vice President, Finance and Administration, and Corporate Secretary

        George Merrick.    Mr. Merrick has served as President and Chief Executive Officer of Com21 since October 2001 and has been a Director since May 2001. Before joining Com21, Mr. Merrick was the Chief Executive Officer of Advanced Rendering Technology, a computer graphics company, from September 1997 to September 2001. Prior to that, he was Vice President of Dynatech Corp., a technology holding company, and President of Visual Communications Technologies Group from September 1994 to September 1997. Mr. Merrick also served in several executive capacities with Ampex Corporation, a data and video recording and processing company, starting in 1978 as a General Manager for Ampex Switcher Co, a startup acquired by Ampex Corporation. From 1987 to 1990 he served as Vice President of Ampex Corporation, and President of its Video Systems Subsidiary. From 1990 to 1994 he served as Ampex's Executive Vice President and spokesman on HDTV. Additionally, from 1989 to 1990, he served as President of Ampex Corporation's Recording Systems Subsidiary. Mr. Merrick has also served on the board of the Montreux Television Symposium and MIT's Center for Advanced Television Studies. Mr. Merrick received a B.S. in Marketing and Finance from San Jose State University.

        Ralph Marimon.    Mr. Marimon has been Chief Financial Officer of Com21 since November 2001 and Vice President, Finance and Administration and Corporate Secretary since May 2001, previously serving as Vice President and Corporate Controller since August 2000. Mr. Marimon joined Com21 in June 1999 as Corporate Controller. Prior to joining Com21, Mr. Marimon spent eleven years with KLA-Tencor Corporation, a semiconductor equipment company, serving in various controller and accounting roles including Group Controller, Wafer Inspection Group from January 1998 to June 1999 and Senior Controller, Wizard/SemSpec/VIPER Product Divisions from June 1996 to January 1998. He also held financial positions with Ungermann Bass Corp., Finnigan Corp., and National Semiconductor Corp. Mr. Marimon received a B.A. in Economics from the University of California, Los Angeles and a Masters of Management in Finance and Accounting from the J.L. Kellogg Graduate School of Management at Northwestern University.

COMPLIANCE WITH SECTION 16
OF THE SECURITIES EXCHANGE ACT OF 1934

        The members of the Board, the executive officers of Com21 and persons who hold more than 10% of Com21's outstanding common stock are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon (i) the copies of Section 16 reports which Com21 received from such persons for their 2002 Fiscal Year transactions in the common stock and their common stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2002 Fiscal Year, Com21 believes that all reporting requirements under Section 16 for such fiscal year were met in a timely manner by its directors, executive officers and greater than ten percent beneficial owners except that an amended Form 4 was filed by Paul Baran to include a purchase of 10,000 shares inadvertently omitted from a previously filed Form 4 reporting other purchases on the same date.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth certain information with respect to the compensation of (i) Com21's Chief Executive Officer, (ii) the one (1) other most highly compensated executive officer of Com21 who served as an executive officers of Com21 during fiscal year 2002 (the "Last Fiscal Year") and whose total annual salary and bonus during such fiscal year exceeded $100,000, and (iii) three (3) additional executive officers for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at the end of the Last Fiscal Year (collectively, the "Named Executive Officers").

Long-Term Compensation
Annual Compensation
Name and Principal Position						Securities Underlying Options Granted (#)(1)	All Other Compensation ($)
	Year	Salary		Bonus
George Merrick(2) President and Chief Executive Officer	2002 2001 2000	$ $	287,321 51,925 —		— — —	25,386 800,000 —	— — —
Ralph Marimon(3) Chief Financial Officer, Vice President, Finance and Administration and Corporate Secretary	2002 2001 2000	$ $ $	177,191 159,705 136,000	$ $	— 2,000 35,000	165,656 122,000 27,000	— — —
Jeff Jarvis(4) Chief Operating Officer	2002 2001 2000	$ $	152,637 188,478 —	$	— 40,000 —	216,924 310,000 —	$7,239 — —
John R. Pickens(5) Vice President, Technology and Chief Technical Officer	2002 2001 2000	$ $ $	192,354 201,033 156,000	$	— — 55,000	88,462 70,000 130,000	$8,107 — —
Ehsan Rashid(6) Senior Vice President, Marketing and Chief Strategy Officer	2002 2001 2000	$ $ $	207,629 203,846 140,957	$	— — 30,752	217,346 205,000 95,000	$57,821 — —

(1)
All options were granted under Com21's 1998 Stock Incentive Plan or 2000 Stock Option Plan. See "Option Grants in Last Fiscal Year" for a description of these options.

(2)
Mr. Merrick joined Com21 as President and Chief Executive Officer in October 2001. His annualized salary for 2002 was $300,014. Mr. Merrick participated in a Voluntary Pay Reduction Program during 2002 that resulted in a total salary reduction of $12,693 over the eleven pay period duration of the program.

(3)
Mr. Marimon has been employed by Com21 since June 1999 and was appointed Vice President, Finance and Administration, Chief Financial Officer and Corporate Secretary in 2001. His annualized salary for 2002 was $185,016. Mr. Marimon participated in a Voluntary Pay Reduction Program during 2002 that resulted in a total salary reduction of $7,825 over the eleven pay period duration of the Program.

(4)
Mr. Jarvis joined Com21 in January 2001 and left the company in September 2002. His annualized salary for 2002 was $200,018. Mr. Jarvis participated in a Voluntary Pay Reduction Program during 2002 that resulted in a total salary reduction of $8,462 over the eleven pay period duration of the

  Program. Mr. Jarvis left the company in September 2002. He received a total of $7,239 in connection with his termination of employment for unused vacation, personal and sick time pay.

(5)
Dr. Pickens had been employed by Com21 since November 1996. His annualized salary for 2002 was $200,018. Dr. Pickens participated in a Voluntary Pay Reduction Program during 2002 that resulted in a total salary reduction of $4,231 over the eleven pay period duration of the Program. Dr. Pickens left the company in November 2002. He received $8,107 in connection with his termination of employment for unused vacation, personal and sick time pay.

(6)
Mr. Rashid joined Com21 in January 2000. His annualized salary for 2002 was $205,000. Mr. Rashid participated in a Voluntary Pay Reduction Program during 2002 that resulted in a total salary reduction of $8,673 over the eleven pay period duration of the program. Mr. Rashid left the company in September 2002. He received a total of $57,821 in connection with his termination of employment. Of this, $23,654 was for unused vacation, personal and sick time pay and $34,167 was severance pay.

OPTION GRANTS IN LAST FISCAL YEAR

Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)(4)
Percent of Total Options Granted to Employees in Fiscal Year (%)(2)
Number of Securities Underlying Options Granted(#)(1)
Name			Exercise Price($)(3)
				Expiration Date	5%	10%
George Merrick	25,386	0.80	1.00	02/14/2012	15,965	40,459
Ralph Marimon	100,000 50,000 15,656	3.14 1.57 0.49	0.93 0.93 1.00	03/03/2012 03/03/2012 02/14/2012	58,487 29,244 9,846	148,218 74,109 24,952
Jeff Jarvis	130,000 70,000 16,924	4.08 2.20 0.53	0.93 0.93 1.00	12/31/2002 12/31/2002 12/31/2002	6,045 3,255 846	12,090 6,510 1,692
John R. Pickens	50,000 30,000 8,462	1.57 0.94 0.27	0.93 0.93 1.00	02/28/2003 02/28/2003 02/28/2003	2,325 1,395 423	4,650 2,790 846
Ehsan Rashid	130,000 70,000 17,346	4.08 2.20 0.54	0.93 0.93 1.00	12/31/2002 12/31/2002 12/31/2002	6,045 3,255 867	12,090 6,510 1,735

(1)
The options granted to the Named Executive Officers in the Last Fiscal Year vest as follows:

  Mr. Merrick's Grants:

  •
  The 25,386 share option grant to Mr. Merrick on February 15, 2002 was granted under the 1998 Stock Incentive Plan, pursuant to Mr. Merrick's participation in the Voluntary Pay Reduction Program, whereby each participant received a grant at the rate of two (2) shares per $1.00 of gross pay reduction. The stock options became fully vested and exercisable for one hundred percent (100%) of the option shares on July 26, 2002.

  Mr. Marimon's Grants:

  •
  Mr. Marimon's 15,656 share option grant was granted on February 15, 2002 under the 1998 Stock Incentive Plan, pursuant to Mr. Marimon's participation in the Voluntary Pay Reduction Program, whereby each participant received a grant at the rate of two (2) shares per $1.00 of gross pay reduction. The stock options became fully vested and exercisable for one hundred percent (100%) of the option shares on July 26, 2002.

  •
  Mr. Marimon's 100,000 share option grant, which was granted on March 4, 2002 under the 1998 Stock Incentive Plan, vests as follows: Twenty-five percent (25%) of the option shares vest upon optionee's completion of one year of service from the date of grant (March 4, 2003) and the balance of the option shares will vest in thirty-six (36) successive equal monthly installments upon optionee's completion of each additional month of service over the thirty-six (36) month period thereafter.

  •
  Mr. Marimon's 50,000 share option grant, which was granted on March 4, 2002 under the 1998 Stock Incentive Plan, vested for fifty percent (50%) of the option shares on October 4, 2002; the remaining fifty percent (50%) will vest on March 4, 2003.

  Mr. Jarvis' Grants:

  •
  Mr. Jarvis' 16,924 share option grant was granted on February 15, 2002 under the 1998 Stock Incentive Plan, pursuant to Mr. Jarvis' participation in the Voluntary Pay Reduction Program, whereby each participant received a grant at the rate of two (2) shares per $1.00 of gross pay reduction. The stock options became fully vested and exercisable for one hundred percent (100%) of the option shares on July 26, 2002.

  •
  Mr. Jarvis' 130,000 share option grant was granted on March 4, 2002 under the 1998 Stock Incentive Plan and was to have vested as follows: Twenty-five percent (25%) of the option shares upon optionee's completion of one (1) year of service measured from the date of grant (March 4, 2003) and the balance of the option shares in thirty-six (36) successive equal monthly installments upon optionee's completion of each additional month of service over the thirty-six (36) month period thereafter. Mr. Jarvis terminated his employment with Com21 on September 30, 2002 prior to vesting in any of the option shares.

  •
  Mr. Jarvis' 70,000 share option grant was granted on March 4, 2002 under the 1998 Stock Incentive Plan and was to have vested as follows: Fifty percent (50%) of the option shares on October 4, 2002; with the remaining fifty percent (50%) to vest on March 4, 2003. Mr. Jarvis terminated his employment with Com21 on September 30, 2002 prior to vesting in any of the option shares.

  Dr. Pickens' Grants:

  •
  Dr. Pickens' 8,462 share option grant was granted on February 15, 2002 under the 1998 Stock Incentive Plan, pursuant to Dr. Pickens' participation in the Voluntary Pay Reduction Program, whereby each participant received a grant at the rate of two (2) shares per $1.00 of gross pay reduction. The stock options became fully vested and exercisable for one hundred percent (100%) of the option shares on July 26, 2002.

  •
  Dr. Pickens' 50,000 share option grant was granted on March 4, 2002 under the 1998 Stock Incentive Plan and was to have vested as follows: Twenty-five percent (25%) of the option shares upon optionee's completion of one (1) year of service measured from the date of grant (March 4, 2003) and the balance of the option shares in thirty-six (36) successive equal monthly installments upon optionee's completion of each additional month of service over the thirty-six (36) month period thereafter. Dr. Pickens terminated his employment with Com21 on November 29, 2002 prior to vesting in any of the option shares.

  •
  Dr. Pickens' 30,000 share option grant was granted on March 4, 2002 under the 1998 Stock Incentive Plan. Fifty percent (50%) of the option shares vested on October 4, 2002; the remaining fifty percent (50%) of the option shares were to have vested on March 4, 2003. Dr. Pickens terminated his employment with Com21 on November 29, 2002 prior to vesting in the second fifty percent (50%) of the option grant.

  Mr. Rashid's Grants:

  •
  Mr. Rashid's 17,346 share option grant was granted on February 15, 2002 under the 1998 Stock Incentive Plan, pursuant to Mr. Rashid's participation in the Voluntary Pay Reduction Program, whereby each participant received a grant at the rate of two (2) shares per $1.00 of gross pay reduction. The stock options became fully vested and exercisable for one hundred percent (100%) of the option shares on July 26, 2002.

  •
  Mr. Rashid's 130,000 share option grant was granted on March 4, 2002 under the 1998 Stock Incentive Plan and was to have vested as follows: Twenty-five percent (25%) of the option shares upon optionee's completion of one (1) year of service measured from the date of grant (March 4, 2003) and the balance of the option shares in thirty-six (36) successive equal monthly installments upon optionee's completion of each additional month of service over the thirty-six (36) month period thereafter. Mr. Rashid terminated his employment with Com21 on September 30, 2002 prior to vesting in any of the option shares.

  •
  Mr. Rashid's 70,000 share option grant was granted on March 4, 2002 under the 1998 Stock Incentive Plan and was to have vested as follows: Fifty percent (50%) of the option shares on October 4, 2002; with the remaining fifty percent (50%) to vest on March 4, 2003. Mr. Rashid terminated his employment with Com21 on September 30, 2002 prior to vesting in any of the option shares.

  However, each of the option grants will immediately become exercisable for an additional number of shares in the event the Company is acquired by a merger or asset sale, unless the options are assumed by the acquiring entity, or in the event there is a hostile change in control or ownership of the Company. In addition, certain option grants contain a provision that provides for the automatic acceleration of outstanding options upon the involuntary termination of the optionee's service with the Company within eighteen (18) months following a change in control. Each option described in this footnote one has a maximum term of ten (10) years subject to earlier termination in the event of the optionee's cessation of service with Com21.

(2)
Based on an aggregate of 3,188,746 options granted to employees, consultants and directors, including the Named Executive Officers of Com21 during the fiscal year ended December 31, 2002.

(3)
The exercise price per share of each option grant was equal to the fair market value of the common stock on the date of grant as determined by the price at the close of market as reported by Nasdaq. Under both the 1998 Plan and the 2000 Plan, the exercise price can be paid by means of a promissory note payable to the Company, but only to the extent authorized by the plan administrator.

(4)
The potential realizable value is calculated based on the term of the option at its time of grant, which is ten years. It is calculated assuming that the fair market value of Com21's common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price unless the Named Executive Officer terminated employment with Com21 during the fiscal year. There can be no assurance provided to any executive officer or other holder of Com21's common stock that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from those option grants which were made to the Named Executive Officers with an exercise price equal to the fair market value of the option shares on the grant date.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND LAST FISCAL YEAR-END OPTION VALUES

        The following table sets forth information concerning option exercises and option holdings for the Last Fiscal Year with respect to the Named Executive Officers. No options or stock appreciation rights were exercised by any such individual during such year, and no stock appreciation rights were outstanding on December 31, 2002.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(5)
Name	Shares Acquired on Exercise (#)(1)	Value Realized ($)(2)
			Exercisable(3)	Unexercisable(4)	Exercisable	Unexercisable
George Merrick	—	—	542,052	283,334	—	—
Ralph Marimon	—	—	168,526	164,130	—	—
Jeff Jarvis	—	—	—	—	—	—
John R. Pickens	—	—	226,833	—	—	—
Ehsan Rashid	—	—	—	—	—	—

(1)
During the Fiscal Year ended December 31, 2002, no shares were exercised by Named Executive Officers.

(2)
Based on the fair market value of the purchased option shares at the time of exercise less the option exercise price paid for those shares.

(3)
Each of the options was granted under Com21's 1995 Stock Option Plan that was incorporated into Com21's 1998 Stock Incentive Plan, under the Com21 1998 Stock Incentive Plan or under the Com21 2000 Stock Option Plan. Each of the options granted under the Com21 1995 Stock Option Plan were immediately exercisable, but all shares purchased under the options were subject to vesting requirements and subject to repurchase by Com21 at the original exercise price paid per share upon the optionee's cessation of service prior to vesting in such shares. For those options granted under the Com21 1995 Stock Option Plan, the repurchase right lapsed with respect to 25% of the option shares upon completion of one year of service from the vesting commencement date and the balance in a series of equal monthly installments over the next 36 months of service thereafter. Options granted under all of the plans have a maximum term of ten years, subject to earlier termination in the event of the optionee's cessation of service with Com21. All outstanding options granted under the 1995 Stock Option Plan are now fully vested.

  Mr. Merrick's 542,052 outstanding exercisable options include 11,250 repurchasable options as a result of a 15,000 share option grant which was granted on May 17, 2001 under the Automatic Grant Program of the 1998 Stock Incentive Plan in connection with his election to the Board. The options from that grant are immediately exercisable and subject to repurchase at the original exercise price paid per share upon the optionee's cessation of service prior to vesting in such shares.

  Mr. Marimon was vested in all 168,526 shares of the outstanding exercisable options.

  Dr. Pickens was vested in all 226,833 shares of his outstanding exercisable options. Dr. Pickens terminated his employment with Com21 on November 29, 2002. Accordingly, all unvested options were canceled on that date. Dr. Pickens has a period of three (3) months (commencing with the date of cessation of Service) during which to exercise all vested options. Any vested options not exercised on or before February 28, 2003 will be canceled.

  Mr. Jarvis and Mr. Rashid each terminated his employment with Com21 on September 30, 2002. Accordingly, all unvested options were canceled on that date. Mr. Jarvis and Mr. Rashid had a period of three (3) months (commencing with the date of cessation of Service) during which to exercise all vested options. Neither Mr. Jarvis nor Mr. Rashid exercised any of their options during the three month period after which all remaining options were canceled. As of December 31, 2002 there were no options available to either individual.

(4)
Please refer to footnote (1) under Option Grants in Last Fiscal Year for vesting schedules and origin of grants.

(5)
Based on $0.22 per share, the fair market value of the Common Stock on December 31, 2002, less the exercise price payable for those shares.

Employment Arrangements and Change of Control Provisions

        Com21 does not have any existing employment agreements with any executive officer named in the Summary Compensation Table. However, each of Mr. Merrick and Mr. Marimon has executed an Executive Change of Control Agreement that provides for continued payment of salary, as well as company paid continuation of his group employee benefit coverage, for twelve (12) months if he is terminated by Com21 for a reason other than good cause or if he terminates employment for good reason within twelve (12) months following a change of control.

        Each of the option grants under Com21's stock option plans will immediately become exercisable for an additional number of shares in the event Com21 is acquired by a merger or asset sale, unless the options are assumed by the acquiring entity, or in the event there is a hostile change in control or ownership of Com21, in which event the option grant may be surrendered for cash. In addition, certain option grants contain a provision that provides for the automatic acceleration of outstanding options upon the involuntary termination of the optionee's service with Com21 with eighteen (18) months following a change of control.

FEES BILLED TO COM21 BY DELOITTE & TOUCHE LLP DURING FISCAL YEAR 2002

Audit Fees:

        The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively "D&T") for professional services rendered for the audit of Com21's annual financial statements for the year ended December 31, 2002, and for the review of the financial statements included in Com21's quarterly reports on Form 10-Q for that fiscal year totaled $243,892.

Financial Information Systems Design and Implementation Fees:

        Com21 did not engage D&T to provide professional services to Com21 relating to financial information systems design and implementation during fiscal year 2002.

All Other Fees:

        The aggregate fees billed by D&T during Com21's 2002 fiscal year for all other professional services rendered to Com21 were $143,445, including audit related services of approximately $46,393, and tax consulting services of $97,052. Audit related services generally include fees for consents, review of registration statements, statutory audits of subsidiaries and assistance with responses to SEC comment letters.

        In connection with the standards of independence of Com21's external auditors promulgated by the Securities and Exchange Commission, during Com21's 2003 fiscal audit year, the audit committee will consider in advance of the provision of any non-audit services by Com21's independent accountants whether the provision of such services is compatible with maintaining the independence of Com21's external auditors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table sets forth, as of December 31, 2002, certain information related to our compensation plans under which shares of Class A Common Stock of Com21 are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,979,960	(1)	$4.90	4,402,978	(2)
Equity compensation plans not approved by security holders	3,885,980	(3)	$8.38	0

Total	9,865,940		$13.28	4,402,978

(1)
Represents 4,463,702 options issued and outstanding under the Com21, 1998 Stock Incentive Plan and 1,516,258 options issued and outstanding under the Com21, 2000 Stock Option Plan as of December 31, 2002.

(2)
Represents 2,284,751 options remaining available for grant under the Com21, 1998 Stock Incentive Plan, 1,465,628 options remaining available for grant under the Com21, 2000 Stock Option Plan and 652,599 shares available for issuance under the Com21, 1998 Employee Stock Purchase Plan as of December 31, 2002.

(3)
Includes outstanding warrants held by Fletcher International Limited pursuant to a financing closed in 2001, and Celestica International and Flextronics International issued in connection with the termination of manufacturing contracts.

INFORMATION REGARDING STOCK OWNERSHIP

        The following table sets forth certain information known to Com21 with respect to the beneficial ownership of Com21's common stock as of March 1, 2003, except as noted in the footnotes below by (i) all persons who are beneficial owners of five percent (5%) or more of Com21's common stock; (ii) each director; (iii) Com21's Named Executive Officers; and (iv) all directors and executive officers as a group.

Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

	Shares Beneficially Owned(2)
Name and Address of Beneficial Owner(1)
	Number	Percent
George Merrick(3)	690,385	2.4
Paul Baran(4)	1,392,845	4.9
Ralph Marimon(5)	235,458	*
Jeff Jarvis	0	*
John R. Pickens	8,893	*
Ehsan Rashid	0	*
James R. Gagnard(6)	35,000	*
Susan H. Nycum(7)	37,000	*
Daniel J. Pike(8)	53,500	*
James J. Spilker, Jr.(9)	65,500	*
All directors and officers as a group (7 persons)(10)	2,509,688	8.8

*
Less than one percent.

(1)
Except as otherwise noted above, the address of each person listed on the table is c/o Com21, Inc., 750 Tasman Drive, Milpitas, California 95035.

(2)
Number of shares beneficially owned and the percentage of shares beneficially owned are based on 28,394,371 shares outstanding as of March 1, 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to such shares. All shares of common stock subject to options currently exercisable or exercisable within 60 days after March 1, 2003 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, such persons have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)
Includes 575,385 shares of common stock subject to stock options which are currently exercisable or exercisable within 60 days of March 1, 2003, of which, 11,250 shares of common stock are subject to Com21's right of repurchase.

(4)
Includes 1,357,845 shares held in the name of the Paul and Evelyn Baran Trust Agreement dated May 23, 1984. Also includes 35,000 shares of immediately exercisable options, of which, 22,500 shares of common stock are subject to Com21's right of repurchase.

(5)
Includes 228,567 shares of common stock subject to stock options which are currently exercisable or exercisable within 60 days of March 1, 2003, of which, no shares of common stock are subject to Com21's right of repurchase.

(6)
Represents 35,000 shares of common stock subject to stock options which are currently exercisable or exercisable within 60 days of March 1, 2003, of which, 31,250 shares of common stock are subject to Com21's right of repurchase.

(7)
Includes 2,000 shares held in the name of the Susan H. Nycum Revocable Trust dated December 2, 1999. Also includes 35,000 shares of immediately exercisable options, of which, 31,250 shares of common stock are subject to Com21's right of repurchase.

(8)
Includes 52,500 shares of common stock subject to stock options which are currently exercisable or exercisable within 60 days of March 1, 2003, of which, 26,250 shares of common stock are subject to Com21's right of repurchase.

(9)
Includes 62,500 shares of common stock subject to stock options which are currently exercisable or exercisable within 60 days of March 1, 2003, of which, 26,250 shares of common stock are subject to Com21's right of repurchase. Also includes 3,000 shares of common stock owned by Dr. Spilker's wife.

(10)
Includes 1,023,952 shares of common stock subject to stock options which are currently exercisable or exercisable within 60 days of March 1, 2003, of which, 148,750 are subject to Com21's right of repurchase.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

        There were no related party transactions during 2002.

        All future transactions between Com21 and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the Board, and will be on terms no less favorable to Com21 than could be obtained from unaffiliated third parties.

ITEM 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, Com21 carried out an evaluation, under the supervision and with the participation of Com21's management, including Com21's Chief Executive Officer and Chief Financial Officer, of the effectiveness of Com21's disclosure controls and procedures pursuant to the applicable rules promulgated under the Securities and Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Com21's disclosure controls and procedures to record, process, summarize and report financial data are effective in alerting them to material information relating to Com21 required to be included in Com21's periodic Securities and Exchange Commission filings. There has been no significant changes in Com21's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

  Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.
Consolidated Financial Statement Schedules. The following consolidated financial statement schedules of Com21, Inc. are filed as part of this annual report and should be read in conjunction with the Consolidated Financial Statements of Com21, Inc.:

Financial Statement Schedules for the years ended December 31, 2000, 2001, 2002:

Schedule	Page
II—Valuation & Qualifying Accounts	84

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

Index to Exhibits

Number	Exhibit Title
3.1(1)	Registrant's Amended and Restated Certificate of Incorporation.
3.2(1)	Registrant's Amended and Restated Bylaws.
4.1(1)	Form of Registrant's Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Information and Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated July 22, 1997.
10.1(1)	Lease Agreement between the Registrant, John Arrillaga and Richard T. Peery, dated May 10, 1996.
10.2+(1)	Technology License and Reseller Agreement between the Registrant and 3Com Corporation, dated March 22, 1996.
10.3+(1)	Reseller Agreement between the Registrant and 3Com Corporation, dated July 30, 1997.
10.4+(1)	Hardware and Software Technology License Agreement between the Registrant, Advanced Telecommunications Modules, Limited and Advanced Telecommunications Modules, Inc., dated February 1, 1996.
10.6*(1)	Registrant's 1998 Stock Incentive Plan.
10.7*(1)	Registrant's 1998 Employee Stock Purchase Plan.
10.8(1)	Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
10.11+(1)	Agreement for Manufacturing Services between the Registrant and Celestica, Inc., dated October 25, 1996.
10.12+(1)	Wind River Systems, Inc. VxWorks License Agreement, dated May 23, 1997.
10.13+(1)	Purchase and License Agreement by and between the Registrant and Siemens AG, dated December 2, 1997.
10.18*(3)	Registrant's 2000 Stock Option Plan.
10.21(5)	Agreement, dated February 28, 2001, by and between the Registrant and Fletcher International Ltd.
10.24(7)	Amended and Restated Warrant Certificate dated January 18, 2002, by and between the Registrant and Fletcher International, Ltd.
10.25(8)	Loan and Security Agreement between Registrant and Silicon Valley Bank dated November 30, 2001.
10.26(8)	Supply Agreement between the Registrant and Universal Scientific Industrial Co., Ltd., dated December 3, 2001.
10.27(8)	Amendment to Manufacturing Agreement between the Registrant and Celestica, Inc. and Accompanying Promissory Note and Warrant Certificate, dated March 20, 2002.
10.28(8)	Amendment to Manufacturing Agreement between the Registrant and Flextronics and Accompanying Note and Warrant Certificate, dated March 29, 2002.
10.29(8)	Executive Change of Control Agreement.
21.1	Subsidiaries.
23.1	Independent Auditors' Consent.
99.1	Certification Pursuant to 18 U.S.C. Section 1350.

+
Confidential treatment has been granted as to a portion of this Agreement.

*
Denotes executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K/A.

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

(6)
Previously filed as an exhibit to the Registrant's Statement on Form S-3 (File No. 333-58362).

(7)
Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-81276).

(8)
Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K (File No. 000-24009).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2003	COM21, INC.
	By:	/s/ GEORGE MERRICK George Merrick President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George Merrick, certify that:

1.
I have reviewed the Annual Report of Com21, Inc. on Form 10-K/A for the year ended December 31, 2002;

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

Dated: April 30, 2003

/s/ GEORGE MERRICK George Merrick President, Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph Marimon, certify that:

1.
I have reviewed the Annual Report of Com21, Inc. on Form 10-K/A for the year ended December 31, 2002;

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

Dated: April 30, 2003

/s/ RALPH MARIMON Ralph Marimon Vice President, Chief Financial Officer

COM21, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(IN THOUSANDS)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
2000
Accounts Receivable Allowances*	$1,161	$1,373	$(1,434)	$1,100
Inventory Reserve	$2,535	$7,083	$(3,125)	$6,493
Warranty Reserve	$952	$1,666	$(143)	$2,475
2001
Accounts Receivable Allowances*	$1,100	$1,648	$(365)	$2,383
Inventory Reserve	$6,493	$3,979	$(3,843)	$6,629
Warranty Reserve	$2,475	$1,093	$(2,345)	$1,223
2002
Accounts Receivable Allowances*	$2,383	$296	$(2,093)	$586
Inventory Reserve	$6,629	$12,412	$(2,454)	$16,587
Warranty Reserve	$1,223	$1,973	$(2,737)	$459

*
Deductions for accounts receivable allowances include miscellaneous discounts and price adjustments.

QuickLinks

Introductory Note
COM21, INC. INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
Com21, Inc. CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value amounts)
Com21, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except per share amounts)
Com21, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share amounts)
Com21, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
Com21, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2000, 2001 and 2002
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEMS 10. DIRECTORS AND EXECUTIVE OFFICERS OF COM21, INC.
DIRECTORS
MANAGEMENT
COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND LAST FISCAL YEAR-END OPTION VALUES
FEES BILLED TO COM21 BY DELOITTE & TOUCHE LLP DURING FISCAL YEAR 2002
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
INFORMATION REGARDING STOCK OWNERSHIP
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
CERTAIN TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
COM21, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (IN THOUSANDS)