Form 10-Q
period 2003-03-31
COM21 INC
filed 2003-05-13
CIK 945379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [   ]    NO [X]

    The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 28,394,371 as of March 31, 2003.

Com21, Inc.
FORM 10-Q
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1 Financial Statements

In addition to historical information, this Form 10-Q contains forward-looking statements including statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed at Risk Factors below and in the Risk Factors section of Com21's annual report on Form 10-K dated March 12, 2003 and Form 10-K/A dated April 30, 2003 as filed with the SEC. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Com21 undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See Risk Factors below as well as Risk Factors in Com21's annual report on Form 10-K dated March 12, 2003 and Form 10-K/A dated April 30, 2003 as filed with the SEC.

COM21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and par value amounts)
(Unaudited)

                                                               March 31,    December 31,
                                                                 2003          2002
                                                             ------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents.............................. $      3,659  $      4,423
    Restricted cash........................................          431           409
    Short-term   investments...............................           --            86
    Accounts receivable:
         Trade.............................................        2,442         3,697
         Other.............................................          489           468
    Inventories............................................        6,239         8,274
    Prepaid expenses and other.............................          585           776
                                                             ------------  ------------
           Total current assets............................       13,845        18,133
Long-term equity investment................................        1,000         1,000
Property and equipment, net................................        3,265         4,260
Other assets...............................................          195           166
                                                             ------------  ------------
           Total assets.................................... $     18,305  $     23,559
                                                             ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable....................................... $      6,326         6,562
    Accrued compensation and related benefits..............        1,054           766
    Accrued restructuring charges..........................        5,586         5,238
    Other current liabilities..............................        3,110         2,377
    Current portion of capital lease and debt obligations..       11,652        11,665
                                                             ------------  ------------
           Total current liabilities.......................       27,728        26,608
Deferred rent..............................................          149           171
Accrued restructuring charges..............................        2,658         3,157
Capital lease..............................................           --            36
                                                             ------------  ------------
           Total liabilities...............................       30,535        29,972
                                                             ------------  ------------
Stockholders' deficiency:
    Common stock, $0.001 par value, 160,000,000 shares
      authorized; 28,394,371 issued and outstanding at
      March 31, 2003 and December 31, 2002.................           28            28
    Additional paid-in capital.............................      272,957       272,957
    Accumulated deficit....................................     (285,215)     (279,447)
    Accumulated other comprehensive income.................           --            49
                                                             ------------  ------------
           Total stockholders' deficiency..................      (12,230)       (6,413)
                                                             ------------  ------------
           Total liabilities and stockholders' deficiency.. $     18,305  $     23,559
                                                             ============  ============

See notes to condensed consolidated financial statements.

COM21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands except per share amounts)
(Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                         2003       2002
                                                      ---------  ---------
Net revenues........................................ $   3,448  $  24,200
                                                      ---------  ---------
Cost of revenues:
    Cost of revenues................................     2,612     20,935
    Cost of change in contract manufacturers........        --      8,429
    Write off of discontinued product inventory.....       714        807
                                                      ---------  ---------
        Total cost of revenues......................     3,326     30,171
                                                      ---------  ---------
Gross profit (loss).................................       122     (5,971)
                                                      ---------  ---------
Operating expenses:
    Research and development........................     2,753      3,448
    Sales and marketing.............................     1,460      2,252
    General and administrative......................     1,608      2,191
    Restructuring charges...........................         8      2,550
                                                      ---------  ---------
        Total operating expenses....................     5,829     10,441
                                                      ---------  ---------
Loss from  operations...............................    (5,707)   (16,412)
                                                      ---------  ---------
Other income (expense):
    Other income (expense), net.....................      (148)      (135)
    Impairment loss on investment...................        --     (1,000)
                                                      ---------  ---------
        Total other income (expense), net...........      (148)    (1,135)
                                                      ---------  ---------
Loss before income taxes............................    (5,855)   (17,547)
Income taxes........................................       (87)        22
                                                      ---------  ---------
Net loss............................................    (5,768)   (17,569)
Other comprehensive income (loss), net of tax
    Unrealized gain (loss) on available-
    for-sale investments............................       (49)        22
                                                      ---------  ---------
Comprehensive loss.................................. $  (5,817) $ (17,547)
                                                      =========  =========

Net loss per share, basic and diluted............... $   (0.20) $   (0.62)
                                                      =========  =========
Shares used in computation, basic
    and diluted.....................................    28,394     28,178
                                                      =========  =========

See notes to condensed consolidated financial statements.

COM21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                           --------------------
                                                                              2003       2002
                                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss............................................................. $  (5,768) $ (17,569)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Warrants issued to contract manufacturers..........................        --        219
      Depreciation and amortization......................................       783        816
      Deferred rent......................................................       (22)       (15)
      Write-off of impaired investment...................................        --      1,000
      Gain on sale of investmentt........................................       (56)        --
      Loss on fixed assets disposals.....................................       147        642
    Changes in operating assets and liabilities:
         Accounts receivable - trade.....................................     1,255       (475)
         Accounts receivable - other.....................................       (21)     5,385
         Inventories.....................................................     2,035     13,072
         Prepaid expenses and other......................................       191       (809)
         Other assets....................................................       (29)         3
         Accounts payable................................................      (236)    (1,870)
         Accrued compensation and related benefits.......................       288          8
         Accrued restructuring charges...................................      (151)     1,637
         Other current liabilities.......................................       733      1,540
                                                                           ---------  ---------
      Net cash provided by (used in) operating activities................      (851)     3,584
                                                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of investments....................................        93         --
    Proceeds from sale of fixed assets...................................       140         --
    Purchases of property and equipment..................................       (75)      (118)
                                                                           ---------  ---------
      Net cash provided by (used in) investing activities................       158       (118)
                                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options, net.........................        --        112
    Repayments under capital lease obligations...........................       (39)       (51)
    Repayments on debt obligations, net..................................       (10)    (3,500)
    Increase in restricted cash..........................................       (22)        --
                                                                           ---------  ---------
      Net cash (used in) financing activities............................       (71)    (3,439)
                                                                           ---------  ---------
Net change in cash and cash equivalents..................................      (764)        27
Cash and cash equivalents at beginning of period.........................     4,423     19,673
                                                                           ---------  ---------
Cash and cash equivalents at end of period............................... $   3,659  $  19,700
                                                                           =========  =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Unrealized (gain) loss on available-for-sale investments............. $     (49) $      22
                                                                           =========  =========
    Fair value of common stock warrants issued to contract manufacturers. $      --  $     219
                                                                           =========  =========
    Liabilities net of assets converted to notes payable................. $      --  $  22,518
                                                                           =========  =========

See notes to condensed consolidated financial statements.

COM21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

  Unaudited Interim Financial Statements

  The accompanying unaudited condensed consolidated financial statements have been prepared by Com21 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared using accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Com21's consolidated financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002.

  The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in Com21's Form 10-K dated March 12, 2003 and Form 10-K/A dated April 30, 2003 as filed with the SEC.

  Certain prior period amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications had no effect on the financial position, results of operations, or cash flows for any of the periods presented.

  Cumulative operating losses, negative working capital, current negative cash flows, shareholders' deficiency, defaults with respect to our debt and lease obligations, customer concerns about our financial viability and our current balance of unrestricted cash and short term investments create substantial doubt about Com21's ability to continue as a going concern. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating a variety of strategic alternatives. These alternatives may include the potential acquisition of the company, sale of equity, sale of debt instruments, and the divestiture of key assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure. As of March 31, 2003, our cash and cash equivalents were $3.7 million. If we are unable to secure additional financing, we anticipate that we will be unable to fund operations throughout the entirety of 2003.

  New Accounting Standards

  In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 will be effective for fiscal periods beginning after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

  On January 1, 2003, Com21 adopted Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption did not have a material effect on the Company's operating results or financial condition.

  On January 1, 2003, Com21 adopted the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and clarifies the accounting for such guarantees. We adopted the disclosure requirements of FIN No. 45 in the fourth quarter of fiscal 2002. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

  In December 2002, the FASB adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the related existing disclosure requirements. The Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for stock-based awards to non-employees in accordance with EITF 96-18. Proforma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," as if the Company had adopted the fair value based method of accounting for stock options, are as follows (in thousands, except per share amounts):

                                                       Three Months Ended
                                                           March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
Net loss - as reported............................ $     (5,768) $    (17,569)
Add:  Stock-based employee compensation
      included in reported net loss, net of tax...           --            --
Less: Stock-based compensation expense determined
      using fair value method, net of tax.........       20,514        24,470
                                                    ------------  ------------
Net loss - pro forma.............................. $    (26,282) $    (42,039)
                                                    ============  ============

Basic and diluted loss per common share -
     as reported.................................. $      (0.20) $      (0.62)
                                                    ============  ============
Basic and diluted loss per common share -
     pro forma.................................... $      (0.93) $      (1.49)
                                                    ============  ============

  Inventories

  Inventories consist of (in thousands):

                                                     March 31,    December 31,
                                                        2003          2002
                                                    ------------  ------------
Raw materials and sub-assemblies.................. $      1,838  $      1,690
Work-in-process ..................................        1,213         1,502
Finished goods ...................................        3,188         5,082
                                                    ------------  ------------
                                                   $      6,239  $      8,274
                                                    ============  ============

  Debt Obligations

  In March 2002, Com21 executed two promissory notes with its two contract manufacturers for all net accounts payable owed to the contract manufacturers and all excess materials purchased by the contract manufacturers for Com21's product. These notes totaled $22,518,000, bore interest at an average rate ranging from 8% to 10% and mature in December 2003 and May 2004. During July 2002, the letter of credit for $10,000,000 was drawn by one of the contract manufacturers, reducing both the restricted cash and the related note payable by $10,000,000. At March 31, 2003, Com21 had $11,494,000 outstanding under the notes, which are due in monthly installments through December 31, 2003 and May 30, 2004.

  We are currently in default on both of the promissory notes, as we did not make scheduled payments. We are continuing to record an accrual for interest associated with the promissory notes as we are seeking to renegotiate the notes with the contract manufacturers and resolve the matter.

  Restructuring Charges

  During 2001 and continuing through 2002 and into the first quarter of 2003, Com21 has announced a number of programs to reduce operating expenses. These programs were designed to prioritize Com21's initiatives around high-growth areas of the business, focus on profit contribution, and reduce expenses and capital spending. These restructuring programs included workforce reductions, reorganization and closure of certain business functions, and consolidation of excess facilities. As a result of the restructuring efforts, Com21 recorded restructuring charges of $8,000 and $2,550,000 for the three months ended March 31, 2003 and 2002, respectively.

  A summary of the activity to the accrued restructuring charges for the three months ended March 31, 2003 is as follows (in thousands):

  Workforce Reduction - The restructuring programs resulted in the reduction of approximately 60 employees, across all business functions and operating units during 2002. Additionally, there was a reduction of approximately 12 employees, across all business functions during the first quarter of 2003. At March 31, 2003 there was no remaining accrual related to severance and fringe benefits as all amounts were paid out prior to the end of the first quarter.

  Closure of Excess Facilities - In connection with its restructure actions, the Company exited the wireless business unit facility in Long Island, New York; the Maryland development center in Germantown, Maryland; and a building in Milpitas, California in the second quarter of 2001. In 2001, Com21 recorded a charge of $7,757,000 related primarily to the net rental expense on non-cancelable leases and the write-off of fixed assets and leasehold improvements associated with the exit activity. Additionally, during the first quarter of 2002, the Company initiated its plan for excess capacity in The Netherlands and the Ireland offices and made the excess capacity available to sublease. As a result, Com21 recorded a charge of $374,000 related primarily to the net rental expense on non-cancelable leases and the write-off of leasehold improvements associated with the buildings.

  As a result of changing real estate market conditions, Com21 has made several revisions to the assumptions related to the timeframe to sublease the various facilities noted above, resulting in additional provisions during 2002. No additional provisions were made during the first quarter of 2003.

  The remaining accrued lease obligations of $8,244,000, net of estimated sublease income, includes $3,163,000 of rent expense due through March 31, 2003 and $5,081,000 due over the next seven years. We are currently in default as we did not make scheduled payments as we are seeking to renegotiate the terms of the agreement with the landlord and resolve the matter.

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

  Com21 is subject to various legal proceedings and claims that arise in the normal course of business. Com21 does not believe that any current litigation or claims have any merit and intends to defend them vigorously.

  Accrued Warranties

  Com21 sells product under warranty. The Company generally provides five year warranties for modems, and one year warranties for system related products. A summary of the accrued warranty, which is part of other current liabilities, for the quarter ended March 31, 2003 is as follows (in thousands):

                                Balance at                               Balance at
                               December 31,                               March 31,
                                   2002       Provision      Utilized       2003
                               ------------  ------------  ------------  -----------
Accrued Warranty............. $    459,000  $     32,000  $   (191,000) $   300,000
                               ============  ============  ============  ===========

   Stockholders' Equity

  Net Loss Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

                                                       Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
Net loss (numerator):
   Net loss, basic and diluted.................... $     (5,768) $    (17,569)
                                                    ------------  ------------
Shares (denominator):
   Weighted average common shares outstanding.....       28,394        28,178
   Weighted average common shares outstanding
      subject to repurchase or forfeiture.........           --            --
                                                    ------------  ------------
   Shares used in computation, basic and diluted..       28,394        28,178
                                                    ------------  ------------

Net loss per share, basic and diluted............. $      (0.20) $      (0.62)
                                                    ============  ============

  During the three months ended March 31, 2003 and 2002, Com21 had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at March 31, 2003: warrants to purchase 3,855,981 shares of common stock; and options to purchase 5,389,227 shares of common stock.

  Segment Information

  For purposes of segment reporting, Com21 aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based on these criteria, there are three operating and reportable segments: ATM products, DOCSIS products and Voice products. The ATM products segment develops, manufactures, and markets proprietary cable modems, ATM headend equipment and network management software. The DOCSIS products segment develops, manufactures, and markets DOCSIS cable modems, DOCSIS cable modem termination systems (CMTS), and network management software. The Voice products segment (which Com21 spun-off in June 2001) developed, manufactured, and marketed telephony products for use in cable plants.

  The following tables are the financial results the chief operating decision maker, as defined by SFAS No. 131, utilizes in evaluating the performance of Com21's reportable segments (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                         2003         2002
                                                     ------------  ----------
Revenues:
  ATM products..................................... $      1,798  $   15,507
  DOCSIS products..................................        1,650       8,693
                                                     ------------  ----------
          Total.................................... $      3,448  $   24,200
                                                     ============  ==========
Cost of Revenues:
  ATM products..................................... $      1,258  $   10,033
  DOCSIS products..................................        1,354      10,902
  Charges due to change in contract manufacturers..           --       8,429
  Write off of discontinued product inventory......          714         807
                                                     ------------  ----------
          Total.................................... $      3,326  $   30,171
                                                     ============  ==========
Gross Profit (Loss):
  ATM products..................................... $        540  $    5,474
  DOCSIS products..................................          296      (2,209)
  Charges due to change in contract manufacturers**           --      (8,429)
  Write off of discontinued product inventory**....         (714)       (807)
                                                     ------------  ----------
          Total.................................... $        122  $   (5,971)
                                                     ============  ==========

  ** Cost of change in contract manufacturers, write off of discontinued product inventory and amortization of intangible assets are not presented by segment.

  Com21's product lines differ primarily based on product functions. ATM headend equipment controls the flow of data communications between cable modems and an external network, such as the Internet or a corporate network. Cable modems send and receive data over coaxial cable. Network management software facilitates provisioning, fault isolation, network configuration, field inventory, auto-discovery and performance for the headend equipment. The DOCSIS CMTS equipment controls the flow of data communications between DOCSIS cable modems and an external network, such as the Internet or a corporate network. For the three months ended March 31, 2003 and 2002, Com21 recorded product revenues from sales of headend equipment, cable modems and network management software as follows (in thousands):

                                                        Three Months Ended
                                                            March 31,
                                                     ------------------------
                                                         2003         2002
                                                     ------------  ----------
Headend equipment.................................. $        544  $    2,840
Cable modems.......................................        2,461      21,150
Network management software........................           60         210
Cable modem termination system.....................          383          --
                                                     ------------  ----------
Product revenues................................... $      3,448  $   24,200
                                                     ============  ==========

PART I: FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Com21's unaudited condensed consolidated financial statements and notes thereto. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to the Risk Factors section contained in Com21's Annual Report on Form 10-K dated March 12, 2003, and to the Risk Factors section contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Overview

We are a global supplier of system solutions for the broadband access market. Our products enable domestic and international cable operators to provide high-speed, cost-effective Internet access, reduce operating costs, and maximize revenue opportunities in a variety of subscriber markets - including residential, corporate telecommuters, and small businesses. We develop, manufacture and sell headend equipment, subscriber cable modems, and network management software, all designed to support Asynchronous Transfer Mode, or ATM, Data Over Cable System Interface Specification, or DOCSIS, and Euro-DOCSIS industry standards. In the North American market, we primarily sell directly to cable operators. Internationally, we sell primarily to systems integrators, who in turn sell to cable operators.

Cumulative operating losses, negative working capital, current negative cash flows, shareholders' deficiency, defaults with respect to our debt and lease obligations, customer concerns about our financial viability and our current balance of unrestricted cash and short term investments create substantial doubt about Com21's ability to continue as a going concern. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating a variety of strategic alternatives. These alternatives may include the potential acquisition of the company, sale of equity, sale of debt instruments, and the divestiture of key assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure. As of March 31, 2003, our cash and cash equivalents were $3.7 million. If we are unable to secure additional financing, we anticipate that we will be unable to fund operations throughout the entirety of 2003.

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

Equity Investment - Investment in privately held company is accounted for under the cost method. We perform periodic reviews of our investments for impairment. Investment in privately held companies is considered impaired when a review of the investee's operations and other indicators indicate that the carrying value of the investment is not likely to be recoverable. Such indicators used to evaluate impairment include, but are not limited to, capital resources, prospects of receiving additional financing, and prospects for liquidity of the related securities. If our estimates of fair value change in the future, we may be required to record an impairment charge.

Inventories - Inventories consist of networking equipment, modems and sub-assemblies stated at the lower of cost (first-in, first-out method) or market. We write-down our inventory for estimated obsolescence or unsaleable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

In March 2002, Com21 cancelled all outstanding purchase orders and executed promissory notes with two contract manufacturers for all net accounts payable owed to the contract manufacturers and all excess materials purchased by the contract manufacturers for Com21's product. These notes totaled $22,518,000, bore interest at average rates ranging from 8% to 10% and mature in December 2003 and May 2004. During July 2002, the letter of credit for $10,000,000 was drawn by one of the contract manufacturers, reducing both our requirement for restricted cash and the related note payable to the contract manufacturer by $10,000,000. At March 31, 2003, Com21 had $11,494,000 outstanding under the notes, which are due in monthly installments through December 31, 2003 and May 30, 2004.

We are currently in default on the promissory notes, as we did not make scheduled payments. We are continuing to record an accrual for interest associated with the promissory notes as we are seeking to renegotiate the notes with the contract manufacturer and resolve the matter.

Closure of Excess Facilities Restructuring Accrual - In calculating the charge related to our facilities consolidation, estimates were used for the sublease terms upon the negotiation of future subleases, broker commissions, tenant improvements and operating costs. In determining our estimates, we obtained information from third party leasing agents to calculate anticipated third party sublease income and the probable vacancy period prior to finding a sublessee. In calculating the undiscounted value of ongoing lease commitments for unused facilities, we considered ongoing facilities needs and the potential sublease rate. Market conditions will affect our ability to sublease facilities on terms consistent with our estimates. Management re-evaluates these estimates quarterly, based on the availability of more recent information and makes adjustments to the facilities charges accordingly. Our ability to sublease facilities ahead of schedule or the negotiation of lease terms resulting in higher or lower sublease income than estimated will affect our accrual and the related restructuring charge. The restructuring accrual for closure of excess facilities at March 31, 2003 was $8.2 million, which is comprised of $10.7 million of future rent obligations offset by $2.5 million of estimated future sublease income, net of costs.

Results of Operations

Revenues - Revenues decreased 86% from $24.2 million in the first quarter of 2002 to $3.4 million in the first quarter of 2003. The decrease in revenues is due to our shift in focus away from DOCSIS modem sales and towards system solutions. This shift in focus coupled with customer concerns about our financial viability as well as the overall economic slowdown, have affected and continues to affect our customers' purchases and has dramatically decreased our revenues.

Cable modem sales accounted for 72% of revenues in the first quarter of 2003, as compared to 87% of revenues in the first quarter of 2002 reflecting our shift in focus away from DOCSIS modem sales. The average selling price of all cable modems declined from the first quarter of 2002 to the first quarter of 2003 due to planned price reductions, industry-wide price competition and product mix, as we are selling more of our lower priced DOCSIS modems.

Cable Modem Termination Systems ("CMTS") and ATM Headend sales accounted for 27% of revenues in the first quarter of 2003, as compared to 12% of revenues in the first quarter of 2002. During the second half of 2002 we introduced our CMTS system product, with the first shipment of the new product occurring during the third quarter of 2002. During the first quarter of 2003 we booked revenue on 20 CMTS systems compared with none in the prior year quarter. The average selling price of our ATM headend equipment declined from the first quarter of 2002 to the first quarter of 2003 due to planned price reductions.

We anticipate continued pricing pressure on our cable modems and headend equipment, and declines in the average selling price of our ATM and DOCSIS cable modems and headend equipment during 2003 due to competitive price pressures and the number of suppliers competing for market share.

During the quarter ended March 31, 2003, international sales accounted for 76% of revenues, decreasing slightly from 77% in the first quarter of 2002.

In the first quarter of 2003, revenues attributable to DataSystems, OSI Plus, Fujikura and Midcontinent Communications accounted for 19%, 15%, 12% and 12% of revenues, respectively. In the first quarter of 2002, revenues attributable to Telindus and Siemens accounted for 31% and 16% of revenues, respectively.

Gross Margins - Gross margins increased from a negative 25% in the first quarter of 2002 to a positive 4% in the first quarter of 2003. The increase in margins is primarily due to the following factors:

  During the first quarter of 2002 Com21 incurred charges of $8.4 million associated with costs to change contract manufacturers as well as $0.8 million to write-off discontinued product inventory. In comparison, during the first quarter of 2003 Com21 incurred $0.7 million to write-off discontinued product inventory.
  During the first quarter of 2003, system sales accounted for 27% of revenue, as compared to 12% of revenues in the first quarter of 2002. This shift in mix toward higher margin system sales and away from lower margin DOCSIS modem sales led to overall increased margins.

During second quarter of 2003, we anticipate pressure on margins due to competitive pricing on DOCSIS CMTS systems offered by entrenched suppliers. As the industry continues to move toward standardization of technology, we anticipate increased pricing pressure on our systems.

Research and Development - Research and development expenses consist primarily of personnel costs, prototype material expenditures and equipment and supplies required to develop and to enhance our products. Research and development expenses decreased 20% from $3.4 million in the first quarter of 2002 to $2.8 million in the first quarter of 2003. The decrease in research and development expenses is due to our efforts to reduce expenses, including workforce reductions, elimination of certain development programs, and closure and consolidation of research and development facilities. In 2003, we anticipate that research and development expenses will be less than the 2002 level by approximately $1.0 million. This decline is likely to result from the 2002 and the first quarter of 2003 personnel reductions, as well as the continuing effort to reduce expenses and future workforce reductions.

Sales and Marketing - Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased 35% from $2.3 million in the first quarter of 2002 to $1.5 million in the first quarter of 2003. This decline is due to our efforts to reduce costs, which involved workforce reductions and a decrease in spending on marketing programs. In 2003, we anticipate that sales and marketing expenses will be less than the 2002 level by approximately $1.0 million to $3.0 million. This decline is likely to result from the 2002 and the first quarter of 2003 personnel reductions, as well as the continuing effort to reduce expenses and future workforce reductions.

General and Administrative - General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses decreased 27% from $2.2 million in the first quarter of 2002 to $1.6 million in the first quarter of 2003. The decrease is due to our efforts to reduce costs, which involved workforce reductions, consolidation of excess facilities and decrease in spending on all areas, such as travel and consulting. In 2003, we anticipate that general and administrative expenses will be less than the 2002 level by approximately $1.0 million to $3.0 million. This decline is likely to result from the 2002 and the first quarter of 2003 personnel reductions, as well as the continuing effort to reduce expenses and future workforce reductions.

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

During the first quarter of 2003, Com21 had an $8,000 adjustment to restructuring accrual related to the facility consolidation.

Total Other Income (Expense), Net - Total other (expense), net decreased 87% from $1.1 million of expense in the first quarter of 2002 to $148,000 expense in the first quarter of 2003. The decrease was primarily attributable to a $1.0 million write down of an impaired investment during the first quarter of 2002. The $1.0 million write down resulted from our periodic review of our investments for impairment. Investments in privately held companies are considered impaired when a review of the investee's operations and other indicators indicate that the carrying value of the investment is not likely to be recoverable. Indicators used to evaluate impairment include, but are not limited to, capital resources, prospects of receiving additional financing, and prospects for liquidity of the related securities.

Liquidity and Capital Resources

At March 31, 2003, our cash, cash equivalents and short-term investments were $3.7 million, compared to $4.4 million at December 31, 2002. Excluded in the amounts for both periods is $0.4 million in restricted cash held in an escrow to retain key employees.

Net cash used by operating activities was $0.9 million for the first quarter of 2003. Cash used in operating activities primarily resulted from the net loss of $5.0 million (net of depreciation and amortization) offset by a $1.3 million decrease in accounts receivable, a $2.0 million decrease in inventory and a $0.7 million increase in other current liabilities. Net cash provided by investing activities was $0.2 million for the first quarter of 2003 primarily due to proceeds from the sale of fixed assets and the sale of investments. Net cash used by financing activities was $0.1 million for the first quarter of 2003 primarily due to repayments of capital lease.

In March 2002, Com21 cancelled all outstanding purchase orders and executed two promissory notes with its two contract manufacturers for all net accounts payable owed to the contract manufacturers and all excess materials purchased by the contract manufacturers for Com21's product. These notes totaled $22,518,000, bore interest at average rates ranging from 8% to 10% and mature in December 2003 and May 2004. During July 2002, the letter of credit for $10,000,000 was drawn by one of the contract manufacturers, reducing both the restricted cash and the related note payable by $10,000,000. At March 31, 2003, Com21 had $11,494,000 outstanding under the notes, which are due in monthly installments through December 31, 2003 and May 30, 2004.

We are currently in default on the promissory notes, as we did not make scheduled payments. We are continuing to record an accrual for interest associated with the promissory notes as we are seeking to renegotiate the notes with the contract manufacturer and resolve the matter.

The following table depicts our contractual obligations as of March 31, 2003:

                                                   Contractual Obligations
                                     ------------------------------------------------------
                                                                               Greater Than
                                        Total       1 - 3 Year    4 - 5 Year     5 Year
                                     ------------  ------------  ------------  -----------
Notes Payable...................... $     11,494  $     11,494  $         --  $        --
Capital Lease Obligations..........          158           158            --           --
Operating Lease Obligations........        9,472         9,125           347          534
                                     ------------  ------------  ------------  -----------
Total Contractual Obligations...... $     21,124  $     20,777  $        347          534
                                     ============  ============  ============  ===========

We are currently in default on the building leases, as we did not make scheduled payments. $3,163,000 of rent expense was due through March 31, 2003. We are seeking to renegotiate the terms of the agreement with the landlord and resolve the matter.

Com21 subleases certain of its office to third parties. If the sublesees fail to make the payments, Com21 would be liable for an additional $515,000 over the next three years.

During 2002, we generated net losses of approximately $38.1 million, and for the three months ended March 31, 2003, the net loss was $5.8 million. We may also incur net losses during future quarters. Cumulative operating losses, negative working capital, current negative cash flows, shareholders' deficiency, defaults with respect to our debt and lease obligations, customer concerns about our financial viability and our current balance of unrestricted cash and short term investments create substantial doubt about Com21's ability to continue as a going concern. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating a variety of strategic alternatives. These alternatives may include the potential acquisition of the company, sale of equity, sale of debt instruments, and the divestiture of key assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure. As of March 31, 2003, our cash and cash equivalents were $3.7 million. If we are unable to secure additional financing, we anticipate that we will be unable to fund operations throughout the entirety of 2003.

New Accounting Standards

In November 2002, the EITF reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 will be effective for fiscal periods beginning after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

On January 1, 2003, Com21 adopted FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption did not have a material effect on the Company's operating results or financial condition.

On January 1, 2003, Com21 adopted the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and clarifies the accounting for such guarantees. We adopted the disclosure requirements of FIN No. 45 in the fourth quarter of fiscal 2002. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

On January 1, 2003, the FASB adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the related existing disclosure requirements. As more fully described in Notes 1 and 10, the Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption did not have a material effect on the Company's operating results or financial condition.

Risk Factors

We wish to caution the reader that the following important business risks and factors, and those business risks and factors described elsewhere in this report or our other SEC filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

Com21 may be unable to continue as a going concern.

Cumulative operating losses, negative working capital, current negative cash flows, shareholders' deficiency, defaults with respect to our debt and lease obligations, customer concerns about our financial viability and our current balance of unrestricted cash and short term investments create substantial doubt about Com21's ability to continue as a going concern. Com21 has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. As previously announced, we are also currently evaluating a variety of strategic alternatives. These alternatives may include the potential acquisition of the company, sale of equity, sale of debt instruments, and the divestiture of key assets. Current market conditions present uncertainty as to our ability to secure the necessary financing needed to reach profitability and there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve a level of sales to support Com21's cost structure. As of March 31, 2003, our cash and cash equivalents were $3.7 million. If we are unable to secure additional financing, we anticipate that we will be unable to fund operations throughout the entirety of 2003.

We are currently in default of our debt and lease obligations and our lenders have the right to demand accelerated payment of borrowings.

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

Com21's operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside Com21's control. Revenues for any future quarter are difficult to predict. Concerns by our customers over our financial position may cause our customers not to purchase products from us. Delays in the product distribution schedule of one or more of our cable operator customers would likely reduce our operating results for a particular period.

Factors that could cause our revenues to fluctuate include:

  our customer's concern over Com21's financial viability;
  pressure to reduce prices;
  variations in the timing of orders and shipments of our products;
  variations in the size of orders by our customers;
  new product introductions by us or by competitors;
  delays in obtaining certification for our standards-based products;
  general economic conditions and economic conditions specific to the cable and electronic data transmission industries; and
  cable operators' financial stability.

Com21's gross margin in one or more future periods is likely to fluctuate significantly and may cause operating results to fall below the expectations of analysts and investors.

Our operating results are impacted significantly by our ability to improve and sustain gross margins. The factors that impact gross margins and cause them to fluctuate from quarter to quarter include:

  volume sales of our CMTS system product which has a higher margin than our modem products;
  pressure to reduce prices;
  write-off of excess inventory;
  changes in the cost of inventory;
  the average selling prices of our products;
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

Com21 is exposed to general economic and market conditions.

Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In recent quarters, our operating results have been adversely affected by unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to North America, and the manufacturing industry in the United States were materially affected during fiscal 2002. If the economic conditions do not improve in the United States and globally, we may continue to experience negative impacts on our business, operating results, and financial condition.

Com21 has not made a profit, and may incur losses in the future.

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

We contract for the manufacture of cable modems and integrated circuit boards on a turnkey basis. Our future success will depend, in part, on our ability to have others manufacture our products cost-effectively, and in sufficient volumes to meet production and delivery schedules. Dependence on third-party manufacturers presents a number of risks, including:

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

The DOCSIS and Euro DOCSIS standard have achieved substantial market acceptance. Cable Television Laboratories, or CableLabs, performs certification for both the DOCSIS and Euro DOCSIS standard. The DOCSIS standards are evolving standards and become more complex and more difficult to comply with as they evolve. As we continue to enhance and develop our DOCSIS and Euro DOCSIS products to meet the evolving standards, we may incur additional costs. Additionally, we cannot assure you that enhancements or new DOCSIS products will be certified. Even if these products are certified, we cannot assure you that the market will accept them. The development of new competing technologies and standards increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. If any of these new technologies or standards achieve widespread market acceptance, any failure by us to develop new products or enhancements, or to address these new technologies or standards, could harm our business.

New products and services may present additional and unanticipated risks.

As we research and introduce new products and services such as the DOXcontroller XB™ System, we may encounter risks not present in our current business. We must anticipate and manage these risks, which may include new regulations, competition, technological requirements and our own ability to deliver or maintain reliable services to our customers or partners. Failure to do so may result in unanticipated costs, loss of market share, or adverse publicity.

If we fail to adequately protect our proprietary rights we may be unable to successfully compete in our industry.

We depend on our proprietary technology. To protect our intellectual property rights we rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality provisions and contractual provisions to protect our proprietary rights. However, third parties could challenge any of our intellectual proprietary rights. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate. An unauthorized party may attempt to copy aspects of our products or to obtain and use trade secrets or other proprietary information. Additionally, the laws of some foreign countries do not protect Com21's proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve Com21's proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to those of Com21. If we do not enforce and protect our intellectual property, our business will be harmed.

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

For the quarter ended March 31, 2003, international sales accounted for 76% of revenues. We intend to enter new international markets, and we expect that a significant portion of our sales will continue to be in international markets. Because we sell primarily through systems integrators, a successful expansion of our international operations and sales may require us to develop relationships with new international systems integrators and distributors. If we are unable to identify, attract or retain suitable international systems integrators or distributors, we may not be able to successfully expand our international operations. Additionally, international operations involve a number of risks not typically present in domestic operations, including:

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
  the imposition of legislation and regulations on the import and export of high technology products; and
  fluctuations in foreign currency especially with the increasing use of the Euro as common currency for members of the European Union, this could have an impact on foreign exchange exposure.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. Com21 has fixed rate debt obligations of approximately $11,652,000 at March 31, 2003, that have no interest rate risk. The fixed rates on these obligations ranged from 5% to 15%.

Market Price Risk. Com21 is also exposed to market price risk on investments in marketable equity securities held as available-for-sale investments. This investment is in a private company in the volatile high-technology industry sector. A 50% adverse change in the equity price would result in an approximate $500,000 decrease in the fair value of the investment in marketable equity securities as of March 31, 2003.

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

ITEM 4 Controls and Procedures

 Within the 90 days prior to the date of this report, Com21 carried out an evaluation, under the supervision and with the participation of Com21's management, including Com21's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Com21's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Com21's disclosure controls and procedures are effective in timely alerting them to material information relating to Com21 required to be included in Com21's periodic SEC filings. There have been no significant changes in Com21's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

 PART II: OTHER INFORMATION
Item 1	Legal Proceedings

Com21 is subject to various legal proceedings and claims that arise in the normal course of business. Com21 does not believe that any current litigation or claims have any merit and intends to defend them vigorously.

Item 2	Changes in Securities and Use of Proceeds
None.
Item 3	Defaults upon Senior Securities
None.
Item 4	Submission of Matters to a Vote of Security Holders
None.
Item 5	Other Information
None.
Item 6	Exhibits and Reports on Form 8-K.
	a)	Exhibits
	99.1	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.
	b)	Reports on Form 8-K
On January 29, 2003, Com21 filed a Form 8-K announcing the Company's financial results for the quarter ended December 31, 2002 and forward looking statements relating to fiscal 2003.
On April 23, 2003, Com21 filed a Form 8-K announcing the Company's financial results for the quarter ended March 31, 2003 and forward looking statements relating to fiscal 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Com21, Inc.

Date:	May 13, 2003	By:	/s/ GEORGE MERRICK
George Merrick
President, Chief Executive Officer

		By:	/s/ RALPH MARIMON
Ralph Marimon
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George Merrick, certify that:

1. I have reviewed the Annual Report of Com21, Inc. on Form 10-Q for the quarter ended March 31, 2003;

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

Dated: May 13, 2003

/s/ GEORGE MERRICK

George Merrick
President, Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph Marimon, certify that:

1. I have reviewed the Annual Report of Com21, Inc. on Form 10-Q for the quarter ended March 31, 2003;

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

Dated: May 13, 2003

/s/ RALPH MARIMON

Ralph Marimon
Vice President, Chief Financial Officer